Form 10-Q
period 2001-06-30
KANEB SERVICES LLC
filed 2001-08-14
CIK 1137154

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 001-16405

                               KANEB SERVICES LLC
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             75-2931295
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                          2435 North Central Expressway
                             Richardson, Texas 75080
          (Address of principle executive offices, including zip code)

                                 (972) 699-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes                                 No       X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                          Outstanding at July 30, 2001
     No par value                                     10,855,013 shares

--------------------------------------------------------------------------------

KANEB SERVICES LLC AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2001
--------------------------------------------------------------------------------

                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three and Six Months Ended
           June 30, 2001 and 2000                                           1

         Condensed Consolidated Balance Sheets - June 30, 2001
           and December 31, 2000                                            2

         Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 31, 2001 and 2000                              3

         Notes to Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         19


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  19

KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------


                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2001           2000            2001           2000
                                                       --------------  -------------  -------------  --------------
Revenues:
   Services                                            $       52,952  $      38,438  $     101,021  $       75,118
   Products                                                    98,879         97,097        187,231         177,486
                                                       --------------  -------------  -------------  --------------
      Total revenues                                          151,831        135,535        288,252         252,604
                                                       --------------  -------------  -------------  --------------
Costs and expenses:
   Cost of products sold                                       97,852         94,847        186,523         173,878
   Operating costs                                             22,282         17,188         43,937          34,433
   Depreciation and amortization                                5,970          3,977         11,739           7,967
   General and administrative                                   3,603          3,120          6,610           6,254
                                                       --------------  -------------  -------------  --------------
      Total costs and expenses                                129,707        119,132        248,809         222,532
                                                       --------------  -------------  -------------  --------------
Operating income                                               22,124         16,403         39,443          30,072

Interest and other income, net                                  3,392             87          4,107             154

Interest expense                                               (4,208)        (3,204)        (9,166)         (6,411)
                                                       --------------  -------------  -------------  --------------

Income before  gain on  issuance
  of units by KPP,  income  taxes,  interest
  of outside non-controlling partners in KPP's
  net income and extraordinary item                            21,308         13,286         34,384          23,815

Gain on issuance of units by KPP                                -               -             9,859           -

Income tax benefit (expense)                                    6,182         (1,604)         1,096          (2,883)
Interest of outside non-controlling partners
   in KPP's net income                                        (15,273)        (8,490)       (25,367)        (15,324)
                                                       --------------  -------------  -------------  --------------

Income before extraordinary item                               12,217          3,192         19,972           5,608

Extraordinary item - loss on  extinguishment of
   debt by KPP, net of income taxes and interest
   of outside non-controlling partners in KPP                   -               -              (859)          -
                                                       --------------  -------------  -------------  ---------------

     Net income                                        $       12,217  $       3,192  $      19,113  $         5,608
                                                       ==============  =============  =============  ===============
Pro forma earnings per share:
   Basic:
      Before extraordinary item                        $         1.14  $         .31  $        1.88  $          .54
      Extraordinary item                                        -               -              (.08)          -
                                                       --------------  -------------  -------------  --------------
                                                       $         1.14  $         .31  $        1.80  $          .54
                                                       ==============  =============  =============  ==============
   Diluted:
      Before extraordinary item                        $         1.08  $         .29  $        1.76  $          .51
      Extraordinary item                                        -               -              (.08)          -
                                                       --------------  -------------  -------------  --------------
                                                       $         1.08  $         .29  $        1.68  $          .51
                                                       ==============  =============  =============  ==============

                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                               June 30,                December 31,
                                                                                2001                       2000
                                                                           -------------            ---------------
                                                                             (Unaudited)
                   ASSETS

Current assets:
   Cash and cash equivalents                                               $      24,659             $        6,394
   Accounts receivable                                                            44,608                     38,417
   Inventories                                                                     9,162                     15,998
   Prepaid expenses and other                                                      5,020                      5,521
                                                                           -------------             --------------
        Total current assets                                                      83,449                     66,330
                                                                           -------------             --------------

Receivable from Xanser Corporation                                                  -                        10,706

Property and equipment                                                           633,451                    459,070
Less accumulated depreciation                                                    154,720                    137,622
                                                                           -------------             --------------
      Net property and equipment                                                 478,731                    321,448
                                                                           -------------             --------------

Investment in affiliates                                                          20,769                     22,568

Deferred income taxes and other assets                                               956                      7,193

Excess of cost over fair value of net assets
   of acquired business                                                            1,585                      1,607
                                                                           -------------             --------------
                                                                           $     585,490             $      429,852
                                                                           =============             ==============


        LIABILITIES AND OWNER'S EQUITY
Current liabilities:
   Current portion of long-term debt                                       $      32,903             $        -
   Accounts payable                                                               16,799                     13,093
   Accrued expenses                                                               18,881                     14,965
   Accrued distributions payable                                                  10,633                      9,250
   Current payable to Xanser Corporation                                           6,241                      -
   Deferred terminaling fees                                                       6,104                      3,717
                                                                           -------------             --------------
      Total current liabilities                                                   91,561                     41,025
                                                                           -------------             --------------

Long-term payable to Xanser Corporation                                           24,739                      -

Long-term debt, less current portion                                             253,700                    184,052

Deferred income taxes and other liabilities                                       19,309                     13,425

Interest of outside non-controlling partners
   in KPP                                                                        165,757                    119,981

Commitments and contingencies

Owner's equity                                                                    30,424                     71,369
                                                                           -------------             --------------
                                                                           $     585,490             $      429,852
                                                                           =============             ==============

                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                           -----------------------------------------
                                                                                2001                      2000
                                                                           -------------             ---------------
Operating activities:
   Net income                                                              $      19,113             $        5,608
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                             11,739                      7,967
        Equity in earnings of affiliates, net of distributions                     1,639                      1,175
        Interest of outside non-controlling
           partners in KPP's net income                                           25,367                     15,324
        Gain on issuance of units by KPP                                          (9,859)                     -
        Deferred income taxes                                                     (1,766)                     2,861
        Extraordinary item                                                           859                      -
        Changes in other liabilities                                              (1,494)                      (765)
        Changes in working capital components                                     12,993                       (988)
                                                                           -------------             --------------
           Net cash provided by operating activities                              58,591                     31,182
                                                                           -------------             --------------

Investing activities:
   Capital expenditures                                                           (6,203)                    (2,901)
   Acquisition of terminals, net of cash acquired                               (106,810)                     -
   Proceeds from sale of assets                                                    2,807                      -
   Other                                                                              31                     (1,678)
                                                                          --------------            ---------------
        Net cash used in investing activities                                   (110,175)                    (4,579)
                                                                           -------------             --------------

Financing activities:
   Changes in receivable/payable with Xanser Corporation                          (4,897)                    (7,978)
   Issuance of debt                                                              257,500                      7,486
   Payments on debt                                                             (161,489)                    (5,335)
   Distributions to outside non-controlling
      partners in KPP                                                            (21,265)                   (18,500)
                                                                           -------------             --------------
        Net cash provided by (used in)
           financing activities                                                   69,849                    (24,327)
                                                                           -------------             --------------
Increase in cash and cash equivalents                                             18,265                      2,276
Cash and cash equivalents at beginning of period                                   6,394                      6,250
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      24,659             $        8,526
                                                                           =============             ==============
Supplemental cash flow information:
   Cash paid for interest                                                  $       8,285             $        6,735
                                                                           =============             ==============
   Non-cash investing and financing activities-
      issuance of units for acquisition of terminals by KPP                $      56,488             $        -
                                                                           =============             ==============



                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES LLC AND SUBSIDIARIES

Notes to Consolidated Combined Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   DISTRIBUTION BY KANEB SERVICES, INC.

     On November  27,  2000,  the Board of  Directors  of Kaneb  Services,  Inc.
     authorized the distribution of its Pipeline, Terminaling and Product Marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC (the "Company"). On June 29, 2001, the Distribution was completed, with each shareholder of Kaneb Services, Inc. receiving one common share of the Company for each three shares of Kaneb Services, Inc.'s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of
     10.85 million shares of the Company. On August 7, 2001, the stockholders of Kaneb Services, Inc. approved an amendment to its certificate of incorporation to change its name to Xanser Corporation ("Xanser").

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser, whereby, the Company will pay Xanser an amount equal to the expenses incurred by Xanser in connection with the Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of Xanser's Series A Preferred Stock and approximately $2.0 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of common shares is taxable to Xanser, which will recognize taxable income to the extent of the excess of the value of the Company's common shares distributed over the tax basis of the Company's assets in the hands of Xanser. Xanser will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement obligates the Company to pay Xanser amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but Xanser estimates that the tax will approximate $13.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in Payable to Xanser at June 30, 2001 is $21.7 million for such costs and expenses.

     The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable, in the judgement of Xanser, to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses in the current year and the preceding years. In the event of an examination of Xanser by Federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.

     On June 28, 2001, Xanser entered into a credit agreement with the Company which provides Xanser with a $25 million revolving credit facility through June 2008. The credit facility, which is unsecured, bears interest at variable rates, has a variable commitment fee on unutilized amounts and contains certain operational covenants. No amounts were outstanding under the credit agreement at June 30, 2001.

     The Company has entered into an agreement with Xanser whereby Xanser will provide certain administrative services, including treasury and cash management, insurance and risk management, legal, investor relations, facilities, human resources, accounting and information services to the Company. The administrative services agreement, which expires on December 31, 2005, provides that the Company pay Xanser a monthly fee of $25,000 for such services and reimburse Xanser for any out-of-pocket expenses incurred by Xanser for the sole benefit of the Company.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of the Company reflect the results of operations of the Pipeline, Terminaling and Product Marketing businesses of Xanser that were distributed to the stockholders of Xanser on June 29, 2001. The consolidated financial statements have been prepared using the historical bases in the assets and liabilities and historical results of operations related to these businesses.

     The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles.
     Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements for the year ended December 31, 2000 and are included in Form 10/A filed with the Securities and Exchange Commission on June 8, 2001. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at June 30, 2001 and the consolidated results of their operations and cash flows for the periods ended June 30, 2001 and 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


3.   ACQUISITIONS

     On January 3, 2001, Kaneb Pipe Line Partners, L.P. ("KPP"), through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under KPP's new $275 million unsecured revolving credit agreement, with a group of banks. The acquisition has been accounted for using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in the first quarter of 2001. Assuming the Shore acquisition occurred on January 1, 2000, unaudited pro forma revenues, net income, basic earnings per share and diluted earnings per share would be $143.7 million, $3.4 million, $0.33 and $0.31 for the three months ended June 30, 2000, and $268.4 million, $6.0 million, $0.58 and $0.55, respectively, for the six months ended June 30, 2000.


4.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                     -------------------------------  -----------------------------
                                                           2001            2000            2001           2000
                                                     ----------------  -------------  -------------  --------------
                                                                              (in thousands)

     Net income                                      $         12,217  $       3,192  $      19,113  $        5,608
     Other comprehensive income (loss)
       - foreign currency translation
       adjustment                                                (104)          (287)          (235)           (246)
                                                     ----------------  -------------  -------------  --------------
     Comprehensive income                            $         12,113  $       2,905  $      18,878  $        5,362
                                                     ================  =============  =============  ==============


5.   PRO FORMA EARNINGS PER SHARE

     Pro forma earnings per share have been calculated using pro forma basic and diluted weighted average shares outstanding for each of the periods presented. The pro forma basic weighted average shares have been calculated by adjusting Xanser's historical basic weighted average shares outstanding for the applicable period to reflect the number of the Company's shares that would have been outstanding at the time assuming the distribution of one Company common share for each three shares of Xanser common stock. The pro forma diluted weighted average shares reflect an estimate of the potential dilutive effect of common stock equivalents. Such estimate is calculated based on Xanser's dilutive effect of common stock equivalents. For the three and six months ended June 30, 2001, pro forma basic and diluted weighted average shares outstanding were 10,691,000 and 11,354,000, and 10,637,000 and 11,343,000, respectively. For the three and six months ended June 30, 2000, pro forma basic and diluted weighted average shares outstanding were 10,384,000 and 10,978,000, and 10,402,000 and 10,988,000,
     respectively.


6.   COMMITMENTS AND CONTINGENCIES

     The operations of KPP are subject to Federal, state and local laws and regulations in the United States and the United Kingdom relating to protection of the environment. Although KPP believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP.

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which a subsidiary of KPP is general partner. PEPCO has reported that, through December 2000, it incurred approximately $66 million in clean-up costs and expects to incur total cleanup costs of $70 million to $75 million. Since May 2000, KPP's subsidiary has participated provisionally in a minority share of the cleanup expense, which has been funded by KPP's insurance carriers. KPP cannot predict the amount, if any, that ultimately may be determined to be KPP's share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially affect KPP's financial condition.

     As a result of the rupture, purported class actions have been filed in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts against PEPCO and KPP's subsidiary under various theories, including the federal Oil Pollution Act. The court has ordered a consolidated complaint to be filed in this action. KPP's insurance carriers have assumed the defense of these actions. While KPP cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on its financial condition.

     PEPCO and KPP's subsidiary have agreed with the State of Maryland to pay costs of assessing natural resource damages under the federal Oil Pollution Act, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. KPP believes that both the assessment costs and such damages are covered by insurance and will not materially affect KPP's financial condition.

     The U.S. Department of Transportation has issued a Notice of Proposed Violation to PEPCO and KPP's subsidiary alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. KPP's subsidiary and PEPCO have contested the allegations of violations and the proposed penalty. The ultimate amount of any penalty attributable to KPP cannot be determined at this time, but KPP believes that this matter will not have a material effect on its financial condition.

     Certain subsidiaries of KPP were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts, was abandoned in 1976, when the connecting terminal was sold to an unrelated entity.

     Grace alleged that subsidiaries of KPP acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993, and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling that these subsidiaries are responsible for all present and future remediation and expenses for these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses.

     In the lawsuit, Grace also sought indemnification for expenses that it has incurred since 1996 of approximately $3.5 million for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of KPP's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

     At the end of the trial, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned before 1978. On August 30, 2000, the Judge entered final judgment in the case, which is now on appeal to the Dallas Court of Appeals, that Grace take nothing from the subsidiaries on its claims, including claims for future expenses. Although KPP's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the company acquired as part of the 1993 ST Services transaction. The Judge also awarded attorney fees to Grace.

     While the judgment means that the subsidiaries have no obligation to reimburse Grace for the approximately $3.5 million it has incurred, as required by the State of Massachusetts, KPP's subsidiaries have filed an appeal of the judgment finding that the Otis Pipeline was transferred to them and the award of attorney fees.

     On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay against actions against Grace. This automatic stay will affect the appeal of this matter. The Texas court of appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once that stay is lifted, KPP's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR"), which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the subsidiaries, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

     By letter dated July 26, 2001, the United States Department of Justice advised ST Services that the Government intends to seek reimbursement from it under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas. The Government advised ST Services that it believes it has incurred costs exceeding $40 million and expects in the future to incur costs exceeding an additional $22 million, for remediation of the two spill areas. KPP believes that its subsidiaries have substantial defenses to the Government's claims and intend to assert such defenses in a responsive letter to the Department of Justice. The response letter is due on or before September 10, 2001.


     KPP does not believe that either the Grace litigation or the claims made by the Government will adversely affect its ability to make cash distributions to its unitholders, but there can be no assurances in that regard.

     The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


7.   BUSINESS SEGMENT DATA

     The Company conducts business through three principal operations; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids, and the "Product Marketing Operations," which provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions. General corporate includes costs incurred by Xanser in providing services to the Company, including accounting, tax, finance, legal, investor relations and employee benefit services. General corporate assets include cash, receivable from affiliates of the Company and deferred tax assets not related to the segments.

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                       Three Months  Ended                 Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                     2001              2000             2001              2000
                                                 -------------    --------------    -------------    --------------
                                                                           (in thousands)
     Business segment revenues:
       Pipeline operations                       $      18,791    $       17,483    $      34,960    $       32,731
       Terminaling operations                           34,161            20,955           66,061            42,387
       Product marketing operations                     98,879            97,097          187,231           177,486
                                                 -------------    --------------    -------------    --------------
                                                 $     151,831    $      135,535    $     288,252    $      252,604
                                                 =============    ==============    =============    ==============
     Business segment profit:
       Pipeline operations                       $       9,545    $        9,230    $      16,813    $       16,467
       Terminaling operations                           12,326             5,729           23,393            11,414
       Product marketing operations                        511             1,680             (264)            2,639
       General corporate                                  (258)             (236)            (499)             (448)
                                                 -------------    --------------    -------------    --------------
         Operating income                               22,124            16,403           39,443            30,072
       Interest and other income, net                    3,392                87            4,107               154
       Interest expense                                 (4,208)           (3,204)          (9,166)           (6,411)
                                                 -------------    --------------    -------------    --------------
       Income before gain on issuance
         of units by KPP, income taxes,
         interest of outside non-
         controlling partners in
         KPP's net income and
         extraordinary item                      $      21,308    $       13,286    $      34,384    $       23,815
                                                 =============    ==============    =============    ==============

                                                                                      June 30,       December 31,
                                                                                        2001              2000
                                                                                    -------------    --------------
                                                                                            (in thousands)
       Total assets:
         Pipeline operations                                                        $     107,962    $      102,656
         Terminaling operations                                                           441,870           272,407
         Product marketing operations                                                      31,370            35,364
         General corporate                                                                  4,288            19,425
                                                                                    -------------    --------------
                                                                                    $     585,490    $      429,852
                                                                                    =============    ==============

8.   DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For
     Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on their balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. SFAS No. 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. On January 1, 2001, the Company was not a party to any derivative contracts; accordingly, initial adoption of SFAS No. 133 at that date did not have any effect on the Company's result of operations or financial position.

     In March of 2001, a wholly-owned subsidiary of KPP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income, net. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million. For the three and six months ended June 30, 2001, gains of $3.2 million and $3.8 million, respectively, before income taxes and interest of outside non-controlling partners in KPP's net income, were recorded on these contracts.

KANEB SERVICES LLC AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services LLC (the "Company") and notes thereto included elsewhere in this report.


     Operating Results:


     Pipeline Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2001           2000                2001           2000
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    18,791     $    17,483        $    34,960     $    32,731
     Operating costs                                       7,105           6,028             13,908          11,842
     Depreciation and amortization                         1,314           1,291              2,613           2,584
     General and administrative                              827             934              1,626           1,838
                                                     -----------     -----------        -----------     -----------
         Operating income                            $     9,545     $     9,230        $    16,813     $    16,467
                                                     ===========     ===========        ===========     ===========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For each of the three and six months ended June 30, 2001, revenues increased 7%, compared to the same 2000 periods, due to increases in barrel miles shipped and increases in terminaling charges. Barrel miles totaled 4.8 billion and 4.5 billion for the three months ended June 30, 2001 and 2000, respectively, and 8.9 billion and 8.4 billion for the six months ended June 30, 2001 and 2000, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.1 million and $2.1 million for the three and six month periods ended June 30, 2001, respectively, when compared to 2000, due primarily to increases in fuel and power costs and expenses from pipeline relocation projects. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs remained relatively flat for the three and six month periods ended June 30, 2001, when compared to the same prior year periods.


     Terminaling Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2001           2000                2001           2000
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    34,161     $    20,955        $    66,061     $    42,387
     Operating costs                                      15,177          10,976             30,029          22,442
     Depreciation and amortization                         4,637           2,670              9,089           5,352
     General and administrative                            2,021           1,580              3,550           3,179
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    12,326     $     5,729        $    23,393     $    11,414
                                                     ===========     ===========        ===========     ===========

     On January 3, 2001, Kaneb Pipe Line Partners, L.P. ("KPP"), through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under a new KPP $275 million unsecured revolving credit agreement with a group of banks. See "Liquidity and Capital Resources". Shore owns seven terminals, located in four states, with a total tankage capacity of 7.8 million barrels. All of the terminals handle petroleum products and, with the exception of one, have deep water access.

     Terminaling revenues increased by $13.2 million and $23.7 million, respectively, for the three and six month periods ended June 30, 2001, compared to the same 2000 periods due to the Shore acquisition and overall increases in utilization at existing locations, the result of relatively favorable market conditions. Average annual tankage utilized for the six months ended June 30, 2001 increased to 30.1 million barrels, up from 20.8 million barrels for the comparable prior year period. For the six months ended June 30, 2001, average annualized revenues per barrel of tankage utilized increased to $4.42 per barrel, compared to $4.10 per barrel for the same prior year period, the result of favorable market conditions, when compared to the six months of 2000.

     For the three and six months ended June 30, 2001, operating costs increased by $4.2 million and $7.6 million, respectively, when compared to the same 2000 periods, the result of the Shore acquisition and increases in volumes stored. General and administrative costs for each of the three and six month periods ended June 30, 2001, increased by $0.4 million, when compared to the same 2000 periods, due also to the Shore acquisition.

     Total tankage capacity (38.3 million barrels at June 30, 2001) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


     Product Marketing Services

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ----------------------------
                                                         2001           2000                2001           2000
                                                     -----------     -----------        -----------     ------------
                                                                             (in thousands)

     Revenues                                        $    98,879     $    97,097        $   187,231     $   177,486
                                                     ===========     ===========        ===========     ===========
     Operating income (loss)                         $       511     $     1,680        $      (264)    $     2,639
                                                     ===========     ===========        ===========     ===========


     For the three and six month periods ended June 30, 2001, revenues for the product marketing business increased by $1.8 million, or 2%, and $9.7 million, or 5%, respectively, when compared to the same 2000 periods, due to an increase in sales price, partially offset by a decrease in volumes sold. Total gallons sold totaled 94 million and 102 million for the three month periods ended June 30, 2001 and 2000, respectively, and 191 million and 197 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, the average price realized per gallon of product sold increased to $0.98, compared to $0.90 for the same period in 2000. Product marketing operating income decreased by $1.2 million for the three months ended June 30, 2001, and $2.9 million for the six months ended June 30, 2001, compared to the same 2000 periods, due to sharp fluctuations in prices, which more than offset normal operating margins in the first half of 2001.


     Interest Expense

     For the three and six months ended June 30, 2001, interest expense increased by $1.0 million, and $2.8 million, respectively, compared to the same 2000 periods, due to increases in debt resulting from the Shore acquisition (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates.


     Income Taxes

     Tax expense reported in the consolidated financial statements represents the tax expense of the Company and its subsidiaries as if they had filed on a separate return basis. As a result of the Distribution on June 29, 2001 (See "Liquidity and Capital Resources"), the Company will no longer participate with Xanser Corporation in filing a consolidated Federal income tax return. Effective with the Distribution on June 29, 2001, the Company became a pass-through entity with its income, for Federal and, generally, for state purposes, taxed at the shareholder level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences (a net $8.6 million deferred tax liability) were eliminated, resulting in a credit to income tax expense in the second quarter of 2001.

     Additionally, deferred tax assets relating to previously recorded net operating loss carryforwards ($16.2 million) which were utilized by Xanser Corporation to offset federal income taxes resulting from the Distribution, were charged directly to owner's equity on the date of the Distribution.


     Liquidity and Capital Resources

     During  the  first  six  months  of 2001,  the  Company's  working  capital
     requirements   for   operations   and   capital   expenditures   (excluding
     acquisitions) were funded through the use of internally generated funds.

     Cash provided by consolidated operating activities was $58.6 million and $31.2 million for the six months ended June 30, 2001 and 2000, respectively. Consolidated capital expenditures were $6.2 million for the six months ended June 30, 2001, compared to $2.9 million in 2000. Routine consolidated maintenance capital expenditures in 2001 have been funded by internally generated funds.

     On July 13, 2001, the Company entered into an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by
     4.6 million KPP limited partnership units and has a variable rate commitment fee of between 0.25% and 0.75% per annum on unused amounts. No amounts were drawn on the credit facility at July 31, 2001.

     In December 2000, KPP entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility, which is without recourse to the Company, bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates. Absent an event of default, those covenants do not restrict distributions to the Company or the other partners. At June 30, 2001, $253.7 million was drawn on the facility, at an interest rate of 4.81%, which is due in December 2003.

     The $128 million of KPP first mortgage notes outstanding at December 31, 2000, which were due in varying amounts from 2001 to 2016, were repaid in full in January of 2001 with the proceeds from the KPP $275 million revolving credit facility. Under the provisions of the mortgage notes, KPP incurred a $6.5 million prepayment penalty which, net of income taxes and interest of outside non-controlling partners in KPP net income, was recognized as an extraordinary expense in the first quarter of 2001.

     In August of 2000, a subsidiary of KPP filed a shelf registration statement on Form S-3 for the issuance of up to $500 million of public debt securities. In March of 2001, this subsidiary entered into two contracts for the purpose of locking in interest rates on $100 million of the anticipated ten-year public debt offerings. In May of 2001, KPP announced that, due to increases in ten-year Treasury rates, coupled with the declines in floating interest rates, it has elected to defer issuance of the public debt securities. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million. For the three and six months ended June 30, 2001, gains of $3.2 million and $3.8 million, respectively, before income taxes and interest of outside non-controlling partners in KPP's net income were recorded on these contracts.

     The Company expects to make quarterly distributions of Available Cash, as defined in the limited liability agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter, commencing with the third quarter of 2001.

     The Company expects to fund its future cash distributions and capital expenditures of KPP (excluding acquisitions) with existing cash and anticipated cash flows from operations. Expansionary capital expenditures of KPP are expected to be funded through additional KPP bank borrowings and/or future KPP unit or debt offerings.

     On November  27,  2000,  the Board of  Directors  of Kaneb  Services,  Inc.
     authorized the distribution of its Pipeline, Terminaling and Product Marketing businesses (the "Distribution") to its stockholders in the form of shares of the Company. On June 29, 2001, the Distribution was completed, with each shareholder of Kaneb Services, Inc. receiving one common share of the Company for each three shares of Kaneb Services, Inc.'s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million shares of the Company. On August 7, 2001, the stockholders of Kaneb Services, Inc. approved an amendment to its certificate of incorporation to change its name to Xanser Corporation ("Xanser").

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser, whereby, the Company will pay Xanser an amount equal to the expenses incurred by Xanser in connection with the Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of Xanser's Series A Preferred Stock and approximately $2.0 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of common shares is taxable to Xanser, which will recognize taxable income to the extent of the excess of the value of the Company's common shares distributed over the tax basis of the Company's assets in the hands of Xanser. Xanser will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement obligates the Company to pay Xanser amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but Xanser estimates that the tax will approximate $13.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in Payable to Xanser at June 30, 2001 is $21.7 million for such costs and expenses.

     The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable, in the judgement of Xanser, to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses in the current year and the preceding years. In the event of an examination of Xanser by Federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.

     On June 28, 2001, Xanser entered into a credit agreement with the Company which provides Xanser with a $25 million revolving credit facility through June 2008. The credit facility, which is unsecured, bears interest at variable rates, has a variable commitment fee on unutilized amounts and contains certain operational covenants. No amounts were outstanding under the credit agreement at June 30, 2001.

     The Company has entered into an agreement with Xanser whereby Xanser will provide certain administrative services, including treasury and cash management, insurance and risk management, legal, investor relations, facilities, human resources, accounting and information services to the Company. The administrative services agreement, which expires on December 31, 2005, provides that the Company pay Xanser a monthly fee of $25,000 for such services and reimburse Xanser for any out-of-pocket expenses incurred by Xanser for the sole benefit of the Company.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.


     Recent Accounting Pronouncements

     In July of 2001,  the  Financial  Accounting  Standards  Board (the "FASB")
     issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted under the purchase method of accounting.

     Additionally, in July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company is currently assessing the impact of SFAS No. 142, which must be adopted in the first quarter of 2002.

     Also, the FASB has voted to issue SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

KANEB SERVICES LLC AND SUBSIDIARIES


--------------------------------------------------------------------------------

     Quantitative and Qualitative Disclosure About Market Risk

     In March of 2001, a wholly-owned subsidiary of KPP entered into two contracts for the purpose of locking in interest rates on $100 million of the anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million. For the three and six months ended June 30, 2001, gains of $3.2 million and $3.8 million, respectively, before income taxes and interest of outside non-controlling partners in KPP net income were recorded on these contracts.


                           PART II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K

         (a)   Exhibits.

                  10.1     Distribution Agreement by and between the Company and
                           Kaneb Services, Inc., dated June 28, 2001.
                  10.2     Administrative  Services Agreement by and between the
                           Company  and Kaneb  Services,  Inc.,  dated  June 28,
                           2001.
                  10.3     Rights  Agreement  by and between the Company and the
                           Chase Manhattan Bank, dated June 27, 2001.
                  10.4     Employee  Benefits   Agreement  by  and  between  the
                           Company  and Kaneb  Services,  Inc.,  dated  June 28,
                           2001.
                  10.5 Credit Agreement by and between the Company and Kaneb Services, Inc., dated June 28, 2001.
                  10.6 Loan Agreement by and among the Company, Kaneb Pipe Line Company LLC and Bank of Scotland, dated July 13, 2001.

         (b)   Reports on Form 8-K

               Current Report on Form 8-K regarding the Company's Rights Agreement, filed June 27, 2001.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                        KANEB SERVICES LLC
                                        (Registrant)


Date:  August 14, 2001                       //s//
                                        Howard C. Wadsworth
                                        Vice President, Treasurer and Secretary

                        Kaneb Services LLC Exhibit Index


Exh. No.              Description

   10.1 Distribution Agreement by and between the Company and Kaneb Services, Inc., dated June 28, 2001.

   10.2 Administrative Services Agreement by and between the Company and Kaneb Services, Inc., dated June 28, 2001.

   10.3 Rights Agreement by and between the Company and the Chase Manhattan Bank, dated June 27, 2001.

   10.4 Employee Benefits Agreement by and between the Company and Kaneb Services, Inc., dated June 28, 2001.

   10.5 Credit Agreement by and between the Company and Kaneb Services, Inc., dated June 28, 2001.

   10.6 Loan Agreement by and among the Company, Kaneb Pipe Line Company LLC and Bank of Scotland, dated July 13, 2001.