Form 10-Q
period 2001-09-30
KANEB SERVICES LLC
filed 2001-11-14
CIK 1137154

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to ____

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

          Yes       X                           No
               ----------                           ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                        Outstanding at October 31, 2001
----------------------                        -------------------------------
  No par value                                         11,227,631 shares

================================================================================

KANEB SERVICES LLC AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                                                                        Page No.
                                                                        --------
                         Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three and Nine Months Ended
          September 30, 2001 and 2000                                         1

         Condensed Consolidated Balance Sheets - September 30, 2001
          and December 31, 2000                                               2

         Condensed Consolidated Statements of Cash Flows - Nine
          Months Ended September 30, 2001 and 2000                            3

         Notes to Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           19


                          Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    19

KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands--Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                             ------------------------    ------------------------
                                                                2001          2000          2001          2000
                                                             ----------    ----------    ----------    ----------
Revenues:
 Services                                                    $   53,403    $   41,051    $  154,424    $  116,169
 Products                                                        77,260        94,007       264,491       271,493
                                                             ----------    ----------    ----------    ----------
   Total revenues                                               130,663       135,058       418,915       387,662
                                                             ----------    ----------    ----------    ----------
Costs and expenses:
 Cost of products sold                                           75,773        93,314       262,296       267,192
 Operating costs                                                 23,647        17,411        68,139        52,303
 Depreciation and amortization                                    5,643         4,022        17,382        11,989
 General and administrative                                       2,874         2,647         8,929         8,442
                                                             ----------    ----------    ----------    ----------

   Total costs and expenses                                     107,937       117,394       356,746       339,926
                                                             ----------    ----------    ----------    ----------

Operating income                                                 22,726        17,664        62,169        47,736

Interest and other income, net                                      123            88         4,230           242

Interest expense                                                 (3,560)       (3,322)      (12,726)       (9,733)
                                                             ----------    ----------    ----------    ----------
Income before gain on issuance of units by
 KPP, income taxes, interest of outside
 non-controlling partners in KPP's
 net income and extraordinary item                               19,289        14,430        53,673        38,245

Gain on issuance of units by KPP                                      -             -         9,859             -

Income tax benefit (expense)                                       (296)       (1,879)          800        (4,762)
Interest of outside non-controlling partners
 in KPP's net income                                            (13,037)       (9,871)      (38,404)      (25,195)
                                                             ----------    ----------    ----------    ----------

Income before extraordinary item                                  5,956         2,680        25,928         8,288

Extraordinary item - loss on extinguishment
 of debt by KPP, net of income taxes and
 interest of outside non-controlling partners
 in KPP                                                               -             -          (859)            -
                                                             ----------    ----------    ----------    ----------

Net income                                                   $    5,956    $    2,680    $   25,069    $    8,288
                                                             ==========    ==========    ==========    ==========

Earnings per share:
 Basic:
   Before extraordinary item                                 $      .55    $      .26    $     2.42    $      .80
   Extraordinary item                                                 -             -          (.08)            -
                                                             ----------    ----------    ----------    ----------
                                                             $      .55    $      .26    $     2.34    $      .80
                                                             ==========    ==========    ==========    ==========
 Diluted:
   Before extraordinary item                                 $      .52    $      .24    $     2.29    $      .76
   Extraordinary item                                                 -             -          (.08)            -
                                                             ----------    ----------    ----------    ----------
                                                             $      .52    $      .24    $     2.21    $      .76
                                                             ==========    ==========    ==========    ==========

               See notes to consolidated financial statements.

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                      September 30,              December 31,
                                                                          2001                       2000
                                                                      ------------               ------------
                                                                      (Unaudited)
                   ASSETS
Current assets:
 Cash and cash equivalents                                            $     13,979               $      6,394
 Accounts receivable                                                        43,251                     38,417
 Inventories                                                                 9,412                     15,998
 Prepaid expenses and other                                                  5,102                      5,521
                                                                      ------------               ------------
    Total current assets                                                    71,744                     66,330
                                                                      ------------               ------------

Property and equipment                                                     638,630                    459,070
Less accumulated depreciation                                              160,382                    137,622
                                                                      ------------               ------------
   Net property and equipment                                              478,248                    321,448
                                                                      ------------               ------------

Investment in affiliates                                                    21,747                     22,568

Deferred income taxes and other assets                                       1,619                     17,899

Excess of cost over fair value of net assets
 of acquired business                                                        1,572                      1,607
                                                                      ------------               ------------
                                                                      $    574,930               $    429,852
                                                                      ============               ============

    LIABILITIES AND OWNER'S EQUITY
Current liabilities:
 Current portion of long-term debt                                    $     34,811               $        -
 Accounts payable                                                           17,400                     13,093
 Accrued expenses                                                           20,857                     14,965
 Accrued distributions payable to shareholders                               4,137                        -
 Accrued distributions payable to outside non-controlling
   partners in KPP                                                          11,392                      9,250
 Deferred terminaling fees                                                   6,056                      3,717
                                                                      ------------               ------------
   Total current liabilities                                                94,653                     41,025
                                                                      ------------               ------------

Long-term debt, less current portion                                       245,025                    184,052

Long-term payables and other liabilities                                    32,399                     13,425

Interest of outside non-controlling partners
 in KPP                                                                    167,906                    119,981

Commitments and contingencies

Owner's equity                                                              34,947                     71,369
                                                                      ------------               ------------
                                                                      $    574,930               $    429,852
                                                                      ============               ============

               See notes to consolidated financial statements.

KANEB SERVICES LLC AND SUBSIDIARIES

CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                      ----------------------------------------
                                                                          2001                        2000
                                                                      ------------                ------------
Operating activities:
 Net income                                                           $     25,069                $      8,288
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                           17,382                      11,989
    Equity in earnings of affiliates, net of distributions                     581                        (285)
    Interest of outside non-controlling
      partners in KPP's net income                                          38,404                      25,195
    Gain on issuance of units by KPP                                        (9,859)                          -
    Deferred income taxes                                                   (1,352)                      4,474
    Extraordinary item                                                         859                           -
    Changes in other liabilities                                            (2,399)                     (1,129)
    Changes in working capital components                                   15,234                      (5,845)
                                                                      ------------                ------------

      Net cash provided by operating activities                             83,919                      42,687
                                                                      ------------                ------------
Investing activities:
 Capital expenditures                                                       (9,645)                     (6,481)
 Acquisition of terminals, net of cash acquired                           (106,810)                    (12,053)
 Proceeds from sale of terminaling assets                                    2,807                           -
 Other                                                                      (2,254)                       (428)
                                                                      ------------                ------------

    Net cash used in investing activities                                 (115,902)                    (18,962)
                                                                      ------------                ------------

Financing activities:
 Changes in long-term payables and other liabilities                       (18,335)                    (11,026)
 Issuance of debt                                                          266,625                      21,806
 Payments on debt                                                         (177,381)                     (5,700)
 Issuance of common shares                                                   1,317                           -
 Distributions to outside non-controlling
   partners in KPP                                                         (32,658)                    (27,750)
                                                                      ------------                ------------
    Net cash provided by (used in)
      financing activities                                                  39,568                     (22,670)
                                                                      ------------                ------------

Increase in cash and cash equivalents                                        7,585                       1,055
Cash and cash equivalents at beginning of period                             6,394                       6,250
                                                                      ------------                ------------

Cash and cash equivalents at end of period                            $     13,979                $      7,305
                                                                      ============                ============

Supplemental cash flow information:
 Cash paid for interest                                               $     11,883                $      8,724
                                                                      ============                ============

 Non-cash investing and financing activities-
   issuance of units for acquisition of terminals by KPP              $     56,488                $          -
                                                                      ============                ============

                See notes to consolidated financial statements.

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

    Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser, whereby, the Company will pay Xanser an amount equal to the expenses incurred by Xanser in connection with the Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of Xanser's Series A Preferred Stock and approximately $2.0 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of common shares is taxable to Xanser, which will recognize taxable income to the extent of the excess of the value of the Company's common shares distributed over the tax basis of the Company's assets in the hands of Xanser. Xanser will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement obligates the Company to pay Xanser amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but Xanser estimates that the tax will approximate $13.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in long-term payables and other liabilities at September 30, 2001 is approximately $13.8 million for such costs and expenses.

    The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that, in the sole judgement of Xanser, (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses in the current year and the preceding years. In the event of an examination of Xanser by Federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.

    Pursuant to the Distribution Agreement, Xanser entered into a credit agreement with the Company (the "Credit Agreement") which provides Xanser with a $25 million revolving

KANEB SERVICES LLC AND SUBSIDIARIES

Notes to Consolidated Combined Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

    credit facility. The Credit Agreement replaces the previous Xanser bank credit agreement which was secured by KPP units transferred to the Company in connection with the Distribution. The previous Xanser bank credit agreement, which had been in place since 1995, was never utilized. Any loans under the Credit Agreement, which has the same terms and conditions as the Company's new bank revolving credit facility (See "Liquidity and Capital Resources"), will be funded by borrowings under the Company's bank credit facility. No amounts were outstanding under Credit Agreement at September 30, 2001.


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

    The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements for the year ended December 31, 2000 and are included in the Form 10/A filed with the Securities and Exchange Commission on June 8, 2001. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at September 30, 2001 and the consolidated results of their operations and cash flows for the periods ended September 30, 2001 and 2000. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending
    December 31, 2001.


3.  ACQUISITIONS

    On January 3, 2001, Kaneb Pipe Line Partners, L.P. ("KPP"), through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under KPP's new $275 million unsecured revolving credit agreement, with a group of banks. The acquisition has been accounted for using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in the first quarter of 2001. Assuming the Shore acquisition had occurred on January 1, 2000, unaudited pro forma revenues, net income,

KANEB SERVICES LLC AND SUBSIDIARIES

Notes to Consolidated Combined Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

    basic earnings per share and diluted earnings per share would have been $143.9 million, $3.0 million, $.28 and $.27 for the three months ended September 30, 2000, and $412.3 million, $9.0 million, $.86 and $.82, respectively, for the nine months ended September 30, 2000.


4.  COMPREHENSIVE INCOME

    Comprehensive income for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                          -------------------   --------------------
                                            2001       2000       2001        2000
                                          --------   --------   --------    --------
                                                     (in thousands)
    Net income                            $  5,956   $  5,680   $ 25,069    $  8,288
      Other comprehensive income (loss)
       - foreign currency translation
       adjustment                              183          3        (52)       (243)
                                          --------   --------   --------     -------
      Comprehensive income                $  6,139   $  2,683   $ 25,017     $ 8,045
                                          ========   ========   ========     =======

5.  EARNINGS PER SHARE

    Earnings per share for the three months ended June 30, 2001, has been calculated using the Company's basic and diluted weighted average shares outstanding for the period. Prior to June 30, 2001, the basic weighted average shares were calculated by adjusting Xanser's historical basic weighted average shares outstanding for the applicable period to reflect the number of the Company's shares that would have been outstanding at the time assuming the distribution of one Company common share for each three shares of Xanser common stock. The diluted weighted average shares used for periods prior to June 30, 2001, reflect an estimate of the potential dilutive effect of common stock equivalents, based on Xanser's dilutive effect of common stock equivalents. For the three and nine months ended September 30, 2001, basic and diluted weighted average shares outstanding were 10,914,000 and 11,350,000; and 10,730,000 and 11,348,000, respectively. For the three and nine months ended September 30, 2000, basic and diluted weighted average shares outstanding were 10,379,000 and 10,948,000; and 10,394,000 and
    10,976,000, respectively.

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

    In the lawsuit, Grace also sought indemnification from subsidiaries of KPP for expenses that it has incurred since 1996 of approximately $3.5 million for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of KPP's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

    At the end of the trial, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned before 1978. On August 30, 2000, the Judge entered final judgment in the case, which is now on appeal to the Dallas Court of Appeals, that Grace take nothing from the subsidiaries of KPP on its claims, including claims for future expenses. Although KPP's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the company acquired as part of the 1993 ST Services transaction. The Judge also awarded attorney fees to Grace.

    While the judgment means that the subsidiaries of KPP have no obligation to reimburse Grace for the approximately $3.5 million it has incurred, as required by the State of Massachusetts, KPP's subsidiaries have filed an appeal of the judgment finding that the Otis Pipeline was transferred to them and the award of attorney fees.

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

    The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR"), which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response,

KANEB SERVICES LLC AND SUBSIDIARIES

Notes to Consolidated Combined Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

    Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the subsidiaries of KPP, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

    By letter dated July 26, 2001, the United States Department of Justice advised ST Services that the Government intends to seek reimbursement from it under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas. The Government advised ST Services that it believes it has incurred costs exceeding $40 million and expects in the future to incur costs exceeding an additional $22 million, for remediation of the two spill areas. KPP believes that its subsidiaries have substantial defenses. ST Services responded to the Department of Justice on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs.

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


7.  BUSINESS SEGMENT DATA

    The Company conducts business through three principal operations; the "Pipeline Operations" of KPP, which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, the "Terminaling Operations" of KPP, which provide storage for petroleum products, specialty chemicals and other liquids, and the "Product

KANEB SERVICES LLC AND SUBSIDIARIES

Notes to Consolidated Combined Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


    Marketing Services," which provide wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions. General corporate includes accounting, tax, finance, legal, investor relations and other corporate expenses not related to the segments. General corporate assets include cash, receivable from affiliates of the Company and other assets not related to the segments.

    The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:


                                          Three Months  Ended          Nine Months Ended
                                             September 30,               September 30,
                                         ---------------------      -----------------------
                                            2001      2000            2001           2000
                                         ---------  ---------       --------       --------
                                                          (in thousands)
    Business segment revenues:
     Pipeline operations                 $ 20,195   $ 19,567        $ 55,155       $ 52,298
     Terminaling operations                33,208     21,484          99,269         63,871
     Product marketing operations          77,260     94,007         264,491        271,493
                                         --------   --------        --------       --------
                                         $130,663   $135,058        $418,915       $387,662
                                         ========   ========        ========       ========
    Business segment profit:
     Pipeline operations                 $  9,827   $ 10,233        $ 26,640       $ 26,700
     Terminaling operations                12,249      7,233          35,642         18,647
     Product marketing operations           1,013        418             749          3,038
     General corporate                       (363)      (220)           (862)          (649)
                                         --------   --------        --------       --------
       Operating income                    22,726     17,664          62,169         47,736
     Interest and other income, net           123         88           4,230            242
     Interest expense                      (3,560)    (3,322)        (12,726)        (9,733)
                                         --------   --------        --------       --------
    Income before gain on issuance
       of units by KPP, income taxes,
       interest of outside non-
       controlling partners in
       KPP's net income and
       extraordinary item                $ 19,289   $ 14,430        $ 53,673       $ 38,245
                                         ========   ========        ========       ========

                                                                  September 30,   December 31,
                                                                      2001            2000
                                                                    --------        --------
                                                                       (in thousands)
     Total assets:
       Pipeline operations                                          $106,098       $102,656
       Terminaling operations                                        432,946        272,407
       Product marketing operations                                   31,077         35,364
       General corporate                                               4,809         19,425
                                                                    --------       --------
                                                                    $574,930       $429,852
                                                                    ========       ========

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

    In March of 2001, a wholly-owned subsidiary of KPP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income, net. On May 22, 2001, the contracts were settled resulting in an aggregate gain to KPP of $3.8 million.

KANEB SERVICES LLC AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

    This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services LLC (the "Company") and notes thereto included elsewhere in this report.

    Operating Results:



    Pipeline Operations
                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     ---------------------  --------------------
                                        2001        2000       2001       2000
                                     ---------   ---------  ---------  ---------
                                                  (in thousands)
    Revenues                         $  20,195   $  19,567  $  55,155  $  52,298
    Operating costs                      8,448       6,997     22,356     18,839
    Depreciation and amortization        1,324       1,293      3,937      3,877
    General and administrative             596       1,044      2,222      2,882
                                     ---------   ---------  ---------  ---------
        Operating income             $   9,827   $  10,233  $  26,640  $  26,700
                                     =========   =========  =========  =========

    Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and nine month periods ended September 30, 2001, revenues increased by 3% and 5%, respectively, compared to the same 2000 periods, due to increases in barrel miles shipped and increases in terminaling charges. Barrel miles totaled 5.0 billion and 4.7 billion for the three month periods ended September 30, 2001 and 2000, respectively, and 13.9 billion and 13.1 billion for the nine month periods ended September 30, 2001 and 2000, respectively.

    Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.5 million and $3.5 million for the three and nine month periods ended September 30, 2001, respectively, when compared to 2000, due primarily to increases in fuel and power costs and expenses from pipeline relocation projects. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, decreased by $0.4 million and $0.7 million, respectively, for the three and nine month periods ended September 30, 2001, when compared to the same prior year periods.

KANEB SERVICES LLC AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------


    Terminaling Operations

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                     --------------------  --------------------
                                        2001       2000       2001       2000
                                     ---------  ---------  ---------  ---------
                                                   (in thousands)
    Revenues                         $  33,208  $  21,484  $  99,269  $  63,871
    Operating costs                     14,948     10,339     44,977     32,781
    Depreciation and amortization        4,300      2,711     13,389      8,063
    General and administrative           1,711      1,201      5,261      4,380
                                     ---------  ---------  ---------  ---------
        Operating income             $  12,249  $   7,233  $  35,642  $  18,647
                                     =========  =========  =========  =========

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

    Terminaling revenues increased by $11.7 million and $35.4 million, respectively, for the three and nine month periods ended September 30, 2001, compared to the same 2000 periods, due to the Shore acquisition and overall increases in utilization at existing locations, the result of relatively favorable market conditions. Average annual tankage utilized for the three and nine month periods ended September 30, 2001 increased to 30.0 million barrels and 30.1 million barrels, respectively, up from 20.8 million barrels for both the three and nine month periods ended September 30, 2001. For the three and nine month periods ended September 30, 2001, average annualized revenues per barrel of tankage utilized increased to $4.40 per barrel and $4.42 per barrel, respectively, compared to $4.09 per barrel for both the three and nine month periods ended September 30, 2001, also the result of favorable market conditions, when compared to the same 2000 periods.

    For the three and nine month periods ended September 30, 2001, operating costs increased by $4.6 million and $12.2 million, respectively, when compared to the same 2000 periods, the result of the Shore acquisition and increases in volumes stored. General and administrative costs for each of the three and nine month periods ended September 30, 2001 increased by $0.5 million and $0.9 million, respectively, when compared to the same 2000 periods, due also to the Shore acquisition.

    Total tankage capacity (38.3 million barrels at September 30, 2001) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.

KANEB SERVICES LLC AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------


    Product Marketing Services

                               Three Months Ended    Nine Months Ended
                                  September 30,       September 30,
                              --------------------  --------------------
                                 2001       2000       2001       2000
                              ---------  ---------  ---------- ---------
                                             (in thousands)
    Revenues                  $  77,260  $  94,007  $ 264,491  $ 271,493
                              =========  =========  =========  =========
     Operating income         $   1,013  $     418  $     749  $   3,038
                              =========  =========  =========  =========

    For the three and nine month periods ended September 30, 2001, revenues for the product marketing business decreased by $16.7 million, or 18%, and $7.0 million, or 3%, respectively, when compared to the same 2000 periods, due to decreases in volumes sold partially offset by an increase in sales price during the first six months of 2001. Total gallons sold totaled 83 million and 99 million for the three month periods ended September 30, 2001 and 2000, respectively, and 274 million and 296 million for the nine month periods ended September 30, 2001 and 2000, respectively. For the three and nine month periods ended September 30, 2001, the average price realized per gallon of product sold was $0.93 and $0.96, respectively, compared to $0.95 and $0.92, respectively, for the same 2000 periods. Product marketing operating income increased by $0.6 million for the three months ended September 30, 2001, and decreased $2.3 million for the nine months ended September 30, 2001, compared to the same 2000 periods. The increase in operating income for the three months ended September 30, 2001, is the result of favorable product margins, partially offset by the decrease in volumes sold. The decrease in operating income for the nine months ended September 30, 2001 is due primarily to sharp fluctuations in prices during the first six months of 2001, which more than offset normal product margins.


    Interest Expense

    For the three and nine months ended September 30, 2001, interest expense increased by $0.2 million, and $3.0 million, respectively, compared to the same 2000 periods, due to increases in KPP debt resulting from the Shore acquisition (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates.


    Income Taxes

    Tax expense reported in the consolidated financial statements represents the tax expense of the Company and its subsidiaries as if they had filed on a separate return basis. As a result of the Distribution on June 29, 2001 (See "Liquidity and Capital Resources"), the Company no longer participates with Xanser Corporation in filing a consolidated Federal income tax return. Effective with the Distribution on June 29, 2001, the Company became a pass-through entity with its income, for Federal and, generally, for state purposes, taxed at the shareholder

KANEB SERVICES LLC AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

    level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences (a net $8.6 million deferred tax liability) were eliminated, resulting in a credit to income tax expense in the second quarter of 2001.

    Additionally, deferred tax assets relating to previously recorded net operating loss carryforwards ($16.2 million) which were utilized by Xanser Corporation to offset federal income taxes resulting from the Distribution, were charged directly to owner's equity on the date of the Distribution.


    Liquidity and Capital Resources

    During the first nine months of 2001, the Company's working capital requirements for its and KPP's operations and capital expenditures (excluding acquisitions) were funded through the use of internally generated funds.

    Cash provided by consolidated operating activities was $83.9 million and $42.7 million for the nine months ended September 30, 2001 and 2000, respectively. Consolidated capital expenditures were $9.6 million for the nine months ended September 30, 2001, compared to $6.5 million in 2000. Routine consolidated maintenance capital expenditures in 2001 have been funded by internally generated funds. KPP anticipates that routine maintenance capital expenditures will total approximately $12 million to $15 million (excluding acquisitions) for the year ending December 31, 2001.

    On November 12, 2001, KPP entered into a definitive agreement to acquire all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $193 million in cash plus the assumption of approximately $107 million in debt. The acquisition, which is subject to approval by Statia public shareholders and standard closing conditions, including regulatory approval, is expected to close in the first quarter of 2002. The cash portion of the purchase price is expected to be initially funded by KPP with bank financing.

    On July 13, 2001, the Company entered into an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by
    4.6 million KPP limited partnership units and has a variable rate commitment fee of between 0.25% and 0.75% per annum on unused amounts. At September 30, 2001, $9.1 million was drawn on the credit facility, at an interest rate of 3.66%.

    In December 2000, KPP entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility, which is without recourse to the Company, bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and absent an event of default, those covenants do not restrict distributions to the Company or the other partners. At September 30, 2001, $235.9 million was drawn on the facility, at an interest rate of 4.60%, which is due in December 2003.

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

    In August of 2000, a subsidiary of KPP filed a shelf registration statement on Form S-3 for the issuance of up to $500 million of public debt securities. In March of 2001, this subsidiary entered into two contracts for the purpose of locking in interest rates on $100 million of the anticipated ten-year public debt offerings. In May of 2001, KPP announced that, due to increases in ten-year Treasury rates, coupled with the declines in floating interest rates, it had elected to defer issuance of the public debt securities. On May 22, 2001, the contracts were settled resulting in an aggregate gain to KPP of $3.8 million.

    The Company expects to make quarterly distributions of Available Cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. A cash distribution of $0.3625 per share for the third quarter of 2001 was declared to holders of record on October 31, 2001 and will be paid on November 14, 2001.

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

    Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser, whereby, the Company will pay Xanser an amount equal to the expenses incurred by Xanser in connection with the Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of Xanser's Series A Preferred Stock and approximately $2.0 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of common shares is taxable to Xanser, which will recognize taxable income to the extent of the excess of the value of the Company's common shares distributed over the tax basis of the Company's assets in the hands of Xanser. Xanser will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement

KANEB SERVICES LLC AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

    obligates the Company to pay Xanser amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but Xanser estimates that the tax will approximate $13.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in long-term payables and other liabilities at September 30, 2001 is approximately $13.8 million for such costs and expenses.

    The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that, in the sole judgement of Xanser, (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses in the current year and the preceding years. In the event of an examination of Xanser by Federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.

    Pursuant to the Distribution Agreement, Xanser entered into a credit agreement with the Company (the "Credit Agreement") which provides Xanser with a $25 million revolving credit facility. The Credit Agreement replaces the previous Xanser bank credit agreement which was secured by KPP units transferred to the Company in connection with the Distribution. The previous Xanser bank credit agreement, which had been in place since 1995, was never utilized. Any loans under the Credit Agreement, which has substantially the same economic terms as the Company's new bank revolving credit facility, will be funded by borrowings under the Company's bank credit facility. No amounts were outstanding under Credit Agreement at September 30, 2001.

    Additional information related to the sources and uses of cash is presented in the financial statements included in this report.


    Recent Accounting Pronouncements

    In July of 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.

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

KANEB SERVICES LLC AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

    Also, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

    On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

KANEB SERVICES LLC AND SUBSIDIARIES


--------------------------------------------------------------------------------

    Quantitative and Qualitative Disclosure About Market Risk

    In March of 2001, a wholly-owned subsidiary of KPP entered into two contracts for the purpose of locking in interest rates on $100 million of the anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in an aggregate gain to KPP of $3.8 million.


                          PART II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits.

            None.

       (b)  Reports on Form 8-K

            None.


                                   Signature
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                      KANEB SERVICES LLC
                                      (Registrant)


Date:  November 13, 2001                               //s//
                                      ------------------------------------------
                                      Howard C. Wadsworth
                                      Vice President, Treasurer and Secretary