Form 10-K
period 2001-12-31
KANEB SERVICES LLC
filed 2002-03-15
CIK 1137154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 001-16405

                               KANEB SERVICES LLC

             (Exact name of registrant as specified in its charter)

     Delaware                                                   75-2931295
------------------------------------                         ------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

2435 North Central Expressway
Richardson, Texas                                                  75080
------------------------------------                         ------------------
(Address of principal executive offices)                         (zip code)

       Registrant's telephone number, including area code: (972) 699-4062

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
       Title of each class                                on which registered
-------------------------------------                 --------------------------
             Shares                                     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     Aggregate market value of the voting Shares held by non-affiliates of the registrant: $220,491,301. This figure is estimated as of March 12, 2002, at which date the closing price of the Registrant's Shares on the New York Stock Exchange was $20.58 per Share and assumes that only officers and directors of the Registrant were affiliates of the Registrant.

     Number  of  Shares  of  the  Registrant  outstanding  at  March  12,  2002:
11,287,777.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART I

Item 1.    Business


GENERAL
-------

     Kaneb Services LLC (the "Company") is a limited liability company organized under the laws of the State of Delaware. The Company manages and operates a refined petroleum products pipeline transportation system and petroleum products and specialty liquids terminal storage business through the general partner interest owned by one of its subsidiaries in Kaneb Pipe Line Partners, L.P., a Delaware limited partnership ("KPP"), which in turn owns those systems and facilities through its subsidiaries.

     KPP is a separate public entity whose limited partner units are traded over the New York Stock Exchange (NYSE: KPP). KSL's wholly owned subsidiary, Kaneb Pipe Line Company LLC, a Delaware limited liability company, ("KPL"), owns the general partner interest and 5.1 million limited partner units of KPP. For financial statement purposes, the assets, liabilities and earnings of KPP are included in the Company's combined financial statements, with the public unitholders' interest reflected as interest of outside non-controlling partners in KPP. For purposes of this report, the business, operations, revenues and other information about KPP are presented as a whole, even though the Company does not, directly or indirectly, own 100% of KPP. The Company's product marketing services are conducted by Martin Oil LLC, a Delaware limited liability company ("Martin"), a 100% owned subsidiary of KPL. Martin provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions.

     Additional information regarding KPP may be found in KPP's Annual Report on Form 10-K and KPP's Quarterly Reports on Form 10-Q as filed with the Securities and Exchange Commission.


PRODUCTS PIPELINE BUSINESS
--------------------------

Introduction

     KPP's pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Iowa, Nebraska, South Dakota, North Dakota, Wyoming and Colorado. KPP owns and operates two common carrier pipelines (the "Pipelines") described below.

East Pipeline

     The East Pipeline was originally constructed in the 1950's with a line from southern Kansas to Geneva, Nebraska and was later extended north to where it presently ends at Jamestown, North Dakota. In addition, KPP owns an eight-inch line from Geneva, Nebraska to North Platte, Nebraska, a 16" line from McPherson, Kansas to Geneva, Nebraska and a six-inch pipeline from Champlin Oil Company. In 1997, KPP completed construction of a new six-inch pipeline from Conway, Kansas to Windom, Kansas (which is located approximately 22 miles north of Hutchinson) that allows KPP's Hutchinson terminal to be supplied directly from McPherson. As a result of this pipeline becoming operational, a 158-mile segment of the former Champlin line was shut down, including a terminal located at Superior, Nebraska. The other end of the line runs northeast approximately 175 miles, crossing the main pipeline near Osceola, Nebraska, continuing through a terminal at Columbus, Nebraska, and later interconnecting with KPP's Yankton/Milford line to terminate at Rock Rapids, Iowa. In December 1998, Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), in which KPL is the general partner and KPP is the sole limited partner, acquired from Amoco Oil Company a 175-mile pipeline that runs from Council Bluffs, Iowa to Sioux Falls, South Dakota and the terminal at Sioux Falls. On December 31, 1998, KPOP, pursuant to its option, purchased a 203-mile North Platte line for approximately $5 million at the end of a lease. In January 1999, a connection was completed to service the Sioux Falls terminal through the main East Pipeline.

     The East Pipeline system also consists of 17 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota with total storage capacity of approximately 3.5 million barrels and an additional 22 product tanks with total storage capacity of approximately 1,006,000 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system also has six origin pump stations in Kansas and 38 booster pump stations throughout the system. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory. KPOP owns the entire 2,090-mile East Pipeline. KPOP leases office space for its operating headquarters in Wichita, Kansas.

     The East Pipeline transports refined petroleum products, including propane, received from refineries in southeast Kansas and other connecting pipelines to its terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries connected to the East Pipeline or through other pipelines directly connected to the pipeline system. Five connecting pipelines can deliver propane for shipment through the East Pipeline from gas processing plants in Texas, New Mexico, Oklahoma and Kansas.

West Pipeline

     KPOP acquired the West Pipeline in February 1995 when it purchased the assets of Wyco Pipe Line Company. By acquiring the West Pipeline, KPP increased its pipeline business in South Dakota and expanded it into Wyoming and Colorado. The West Pipeline system includes approximately 550 miles of pipeline in Wyoming, Colorado and South Dakota, four truck loading terminals and numerous pump stations located along the system. The system's four product terminals have a total storage capacity of over 1.7 million barrels.

     The West Pipeline originates at Casper, Wyoming and travels east to the Strouds Station, where it serves as a connecting point with Sinclair's Little America Refinery and the Seminoe Pipeline that transports product from Billings, Montana-area refineries. From Strouds, the West Pipeline continues east through its eight-inch line to Douglas, Wyoming, where a six-inch pipeline branches off to serve KPP's Rapid City, South Dakota terminal approximately 190 miles away. The Rapid City terminal has a three-bay, bottom-loading truck rack and storage tank capacity of 256,000 barrels. The six-inch pipeline also receives product from Wyoming Refining's pipeline at a connection located near the Wyoming/South Dakota border, approximately 30 miles south of Wyoming Refining's Newcastle, Wyoming Refinery. From Douglas, KPP's eight-inch pipeline continues south through a delivery point at the Burlington Northern junction to the terminal at Cheyenne, Wyoming. The Cheyenne terminal has a two-bay, bottom-loading truck rack and storage tank capacity of 345,000 barrels and serves as a receiving point for products from the Frontier Oil & Refining Company refinery at Cheyenne, as well as a product delivery point to Conoco's Cheyenne Pipeline. From the Cheyenne terminal, the eight-inch pipeline extends south into Colorado to the Dupont Terminal located in the Denver metropolitan area. The Dupont Terminal is the largest terminal on the West Pipeline system, with a six-bay, bottom-loading truck rack and storage tank capacity of 692,000 barrels. The eight-inch pipeline continues to the Commerce City Station, where the West Pipeline can receive from and transfer product to the Ultramar Diamond Shamrock and Conoco refineries and the Phillips Petroleum Terminal. From Commerce City, a six-inch line continues south 90 miles where the system terminates at the Fountain, Colorado Terminal serving the Colorado Springs area. The Fountain Terminal has a five-bay, bottom-loading truck rack and storage tank capacity of 366,000 barrels.

     The West Pipeline system parallels KPP's East Pipeline to the west. The East Pipeline's North Platte line ends in western Nebraska, approximately 200 miles east of the West Pipeline's Cheyenne, Wyoming Terminal. Conoco's Cheyenne Pipeline runs from west to east from the Cheyenne Terminal to near the East Pipeline's North Platte Terminal, although a portion of the line from Sidney, Nebraska (approximately 100 miles from Cheyenne) to North Platte has been deactivated. The West Pipeline serves Denver and other eastern Colorado markets and supplies jet fuel to Ellsworth Air Force Base at Rapid City, South Dakota. The East Pipeline supplies railroad and agricultural operations. The West Pipeline has a relatively small number of shippers, who, with few exceptions, are also shippers on KPP's East Pipeline system.

Other Systems

     KPP also owns three single-use pipelines, located near Umatilla, Oregon, Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated; however the Wyoming line utilizes a coordinated start-up procedure between the refinery and the railroad. For the year ended December 31, 2001, these three systems combined transported a total of 3.2 million barrels of diesel fuel, representing an aggregate of $1.3 million in revenues.

Pipelines Products and Activities

     The Pipelines' revenues are based on volumes and distances of product shipped. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated:

                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                    2001             2000              1999             1998              1997
                               -------------     -------------    --------------    -------------    --------------
Volume (1)..................          92,116            89,192            85,356           77,965            69,984
Barrel miles (2)............          18,567            17,843            18,440           17,007            16,144
Revenues (3)................         $74,976           $70,685           $67,607          $63,421           $61,320

(1)  Volumes are expressed in thousands of barrels of refined petroleum product.
(2) Barrel miles are shown in millions. A barrel mile is the movement of one barrel of refined petroleum product one mile.
(3)  Revenues are expressed in thousands of dollars.

     The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                                              Year Ended December 31,
                                                              (thousands of barrels)
                               ------------------------------------------------------------------------------------
                                    2001             2000              1999             1998              1997
                               -------------     -------------    --------------    -------------    --------------
Gasoline....................          46,268            44,215            41,472           37,983            32,237
Diesel and fuel oil.........          42,354            41,087            40,435           36,237            33,541
Propane.....................           3,494             3,890             3,449            3,745             4,206
                               -------------     -------------    --------------    -------------    --------------
Total.......................          92,116            89,192            85,356           77,965            69,984
                               =============     =============    ==============    =============    ==============

     Diesel and fuel oil are used in farm machinery and equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation and propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered.

Maintenance and Monitoring

     The Pipelines have been constructed and are maintained in a manner consistent with applicable Federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, protective measures are taken and routine preventive maintenance is performed on the Pipelines to prolong the useful lives of the Pipelines. Such measures include cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the Pipeline's rights-of-way and possible damage to the Pipelines.

     KPP uses a state-of-the-art Supervisory Control and Data Acquisition remote supervisory control software program to monitor continuously and control the Pipelines from the Wichita, Kansas headquarters. The system monitors quantities of refined petroleum products injected in and delivered through the Pipelines and automatically signals the Wichita headquarters personnel upon deviations from normal operations that require attention.

Pipeline Operations

     Both the East Pipeline and the West Pipeline are interstate pipelines and thus subject to Federal regulation by such governmental agencies as the Federal Energy Regulatory Commission ("FERC"), the Department of Transportation, and the Environmental Protection Agency. Additionally, the West Pipeline is subject to state regulation of certain intrastate rates in Colorado and Wyoming and the East Pipeline is subject to state regulation in Kansas. See "Regulation."

     Except for the three single-use pipelines and certain ethanol facilities, all of KPP's pipeline operations constitute common carrier operations and are subject to Federal tariff regulation. In May 1998, KPOP was authorized by the FERC to adopt market-based rates in approximately one-half of its markets. Also, certain of its intrastate common carrier operations are subject to state tariff regulation. Common carrier activities are those under which transportation through the Pipelines is available at published tariffs filed, in the case of interstate shipments, with the FERC, or in the case of intrastate shipments in Kansas, Colorado and Wyoming, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation.

     In general, a shipper on one of the Pipelines delivers products to the pipeline from refineries or third-party pipelines that connect to the Pipelines. The Pipelines' operations also include 21 truck loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Five of the 20 terminals also receive propane into storage tanks and then load it into transport trucks. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

     Each shipper transporting product on one of the Pipelines is required to supply KPOP with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with KPOP's specifications. Shippers are generally invoiced by KPOP immediately upon the product entering one of the Pipelines.


     The following table shows the number of tanks owned by KPOP at each terminal location at December 31, 2001, the storage capacity in barrels and truck capacity of each terminal location.

                Location of                     Number                 Tankage          Truck
                  Terminals                    of Tanks               Capacity       Capacity(a)
              ------------------------         --------               --------       -----------
              Colorado:
                    Dupont                         18                  692,000              6
                    Fountain                       13                  366,000              5
              Iowa:
                    LeMars                          9                  103,000              2
                    Milford(b)                     11                  172,000              2
                    Rock Rapids                    12                  366,000              2
              Kansas:
                    Concordia(c)                    7                   79,000              2
                    Hutchinson                      9                  162,000              2
                    Salina                         10                   98,000              3
              Nebraska:
                    Columbus(d)                    12                  191,000              2
                    Geneva                         39                  678,000              8
                    Norfolk                        16                  187,000              4
                    North Platte                   22                  198,000              5
                    Osceola                         8                   79,000              2
              North Dakota:
                    Jamestown                      13                  188,000              2
              South Dakota:
                    Aberdeen                       12                  181,000              2
                    Mitchell                        8                   72,000              2
                    Rapid City                     13                  256,000              3
                    Sioux Falls                     9                  394,000              2
                    Wolsey                         21                  149,000              4
                    Yankton                        25                  246,000              4
              Wyoming:
                    Cheyenne                       15                  345,000              2
                                               ------              -----------
                    Totals                        302                5,202,000
                                               ======              ===========

(a)  Number of trucks that may be simultaneously loaded.
(b) This terminal is situated on land leased through August 7, 2007 at an annual rental of $2,400. KPOP has the right to renew the lease upon its expiration for an additional term of 20 years at the same annual rental rate.
(c) This terminal is situated on land leased through the year 2060 for a total rental of $2,000.
(d)  Also loads rail tank cars.


     The East Pipeline also has intermediate storage facilities consisting of 12 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 472,000 and 534,000 barrels, respectively. During 2001, approximately 53.3% and 92.2% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer-owned storage tanks.

     Storage of product at terminals pending delivery is considered by KPP to be an integral part of the product delivery service of the Pipelines. Shippers generally store refined petroleum products for less than one week. Ancillary services, including injection of shipper-furnished and generic additives, are available at each terminal.

Demand for and Sources of Refined Petroleum Products

     KPP's pipeline business depends in large part on (1) the level of demand for refined petroleum products in the markets served by the Pipelines and (2) the ability and willingness of refiners and marketers having access to the Pipelines to supply that demand by delivering through the Pipelines.

     Most of the refined petroleum products delivered through the East Pipeline are used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop-drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East Pipeline. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

     While there is some agricultural demand for the refined petroleum products delivered through the West Pipeline, as well as military jet fuel volumes, most of the demand is centered in the Denver and Colorado Springs area. Because demand on the West Pipeline is significantly weighted toward urban and suburban areas, the product mix on the West Pipeline includes a substantially higher percentage of gasoline than the product mix on the East Pipeline.

     The Pipelines are dependent on adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or indirectly through connecting pipelines. The refineries, in turn, depend on adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic and foreign sources. Refineries in Kansas, Oklahoma and Texas are connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky Mountain sources. KPP believes that if one refinery discontinued its operations, (assuming unchanged demand for refined petroleum products in markets served by the Pipelines) the effects would be short-term in nature, and KPP's business would not be materially adversely affected over the long term because the discontinued production could be replaced by other refineries or by other sources.

     The majority of the refined petroleum product transported through the East Pipeline in 2001 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by National Cooperative Refining Association ("NCRA"), Frontier Refining and Conoco, Inc. respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 30.6% of the total amount of product shipped over the East
Pipeline in 2001. The East Pipeline also has direct access by third-party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

     The majority of the refined petroleum products transported through the West Pipeline is produced at the Frontier Refinery located at Cheyenne, Wyoming, the Ultramar Diamond Shamrock and Conoco Refineries located at Denver, Colorado, and Sinclair's Little America Refinery located at Casper, Wyoming, all of which are connected directly to the West Pipeline. The West Pipeline also has access to three Billings, Montana area refineries through a connecting pipeline.

Principal Customers

     KPOP had a total of approximately 46 shippers in 2001. The principal shippers include four integrated oil companies, three refining companies, two large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers of the Pipelines were $51.5 million, $48.7 million and $42.7 million, which accounted for 69%, 69% and 63% of total revenues shipped for each of the years 2001, 2000 and 1999, respectively.

Competition and Business Considerations

     The East Pipeline's major competitor is an independent, regulated common carrier pipeline system owned by The Williams Companies, Inc. which operates approximately 100 miles east of and parallel to the East Pipeline. The Williams system is a substantially more extensive system than the East Pipeline.
Furthermore, Williams and its affiliates have capital and financial resources that are substantially greater than the Company's and KPP's capital and financial resources. Competition with Williams is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Sixteen of the East Pipeline's 17 delivery terminals are located within 2 to 145 miles of, and in direct competition with, Williams' terminals.

     The West Pipeline competes with the truck loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Terminal Company and Phillips Petroleum Company. Ultramar Diamond Shamrock terminals in Denver and Colorado Springs, connected to a Ultramar Diamond Shamrock pipeline from their Texas Panhandle Refinery, are major competitors to the West Pipeline's Denver and Fountain Terminals, respectively.

     Because pipelines are generally the lowest cost method for intermediate and long-haul movement of refined petroleum products, the Pipelines' more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Pipelines deliver products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. KPP believes high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to the Pipelines will be built in the near future, provided the Pipelines have available capacity to satisfy demand and its tariffs remain at reasonable levels.

     The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from the loading terminals of KPP is conducted principally by trucking operations of unrelated third parties. Trucks may competitively deliver products in some of the areas served by the Pipelines; but trucking costs render that mode of transportation not competitive for longer hauls or larger volumes. The Company does not believe that trucks are, or will be, effective competition to KPP's long-haul volumes over the long term.


LIQUIDS TERMINALING BUSINESS
----------------------------

Introduction

     The Support Terminal Services operation, which is wholly owned by KPOP, is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. KPP's terminaling business is conducted through Support Terminals Operating Partnership, L.P. and its
affiliated partnerships and corporate entities, which operate under the names "ST Services" and "StanTrans", among others. For the year ended December 31, 2001, the terminaling business accounted for approximately 64% of KPP's revenues. As of December 31, 2001, ST Services operated 41 facilities in 20 states and the District of Columbia, with a total storage capacity of approximately 33.5 million barrels. ST Services owns and operates six terminals located in the United Kingdom, having a total capacity of approximately 5.5 million barrels.

     On January 3, 2001, KPP completed the acquisition of Shore Terminals LLC. Shore Terminals owns seven terminals, four in California (three in the San Francisco Bay area and one in Los Angeles) and one each in Tacoma, Washington, Portland, Oregon and Reno, Nevada, with a total storage capacity of 7.8 million barrels. All of the terminals handle petroleum products and, with the exception of the Nevada terminal, have deep water access. The purchase price was approximately $107,000,000 in cash and 1,975,090 limited partner units of KPP (valued at $56.5 million on the date of agreement and its announcement). The acquisition, which became a part of the ST Services terminaling operations, significantly increased ST Services' presence on the West Coast. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids.

     ST Services' terminal facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids. ST Services' six largest domestic terminal facilities are located in Piney Point, Maryland; Linden, New Jersey (which is a 50% owned joint venture); Crockett, California; Martinez, California; Jacksonville, Florida and Texas City, Texas. These facilities accounted for approximately 44.5% of ST Services' revenues and 49.2% of its tankage capacity in 2001.

Description of Largest Domestic Terminal Facilities

   Piney Point, Maryland

     The largest terminal currently owned by ST Services is located on approximately 400 acres on the Potomac River. The facility was acquired as part of the purchase of the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") in December 1995. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils, asphalt and caustic soda solution. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck loading facilities, product blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power-generating stations.

   Linden, New Jersey

     In October 1998, ST Services entered into a joint venture relationship with Northville Industries Corp. ("Northville") to acquire the management of and a 50% ownership interest in the terminal facility at Linden, New Jersey, which was previously owned by Northville. The 44-acre facility provides ST Services with deep-water terminaling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.9 million barrels in 22 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal owns two docks and leases a third with draft limits of 35, 24 and 24 feet, respectively.

   Crockett, California

     The Crockett Terminal was acquired in January 2001 as a part of the Shore acquisition. The terminal has approximately 3 million barrels of tankage and is located in the San Francisco Bay area. The facility provides deep-water access for handling petroleum products and gasoline additives such as ethanol. The terminal offers pipeline connections to various refineries and pipelines. It receives and delivers product by vessel, barge, pipeline and truck-loading facilities. The terminal also has railroad tank car unloading capability.

   Martinez, California

     The Martinez Terminal, also acquired in January 2001 as a part of the Shore acquisition, is located in the refinery area of San Francisco Bay. It has approximately 2.8 million barrels of tankage and handles refined petroleum products as well as crude oil. The terminal is connected to a pipeline and to area refineries by pipelines and can also receive and deliver products by vessel or barge. It also has a truck rack for product delivery.

   Jacksonville, Florida

     The Jacksonville terminal, also acquired as part of the Steuart transaction, is located on approximately 86 acres on the St. John's River and consists of a main terminal and two annexes with combined storage capacity of approximately 2.1 million barrels in 30 tanks. The terminal is currently used to store petroleum products including gasoline, No. 2 oil, No. 6 oil, diesel, kerosene and asphalt. This terminal has a tanker berth with a 38-foot draft, four barge berths and also offers truck and rail car loading facilities and facilities to blend residual fuels for ship bunkering.

   Texas City, Texas

     The Texas City facility is situated on 39 acres of land leased from the Texas City Terminal Railway Company ("TCTRC") with long-term renewal options. Located on Galveston Bay near the mouth of the Houston Ship Channel, approximately sixteen miles from open water, the Texas City terminal consists of 124 tanks with a total capacity of approximately 2 million barrels. The eastern end of the Texas City site is adjacent to three deep-water docking facilities, which are also owned by TCTRC. The three deep-water docks include two 36-foot draft docks and a 40-foot draft dock. The docking facilities can accommodate any ship or barge capable of navigating the 40-foot draft of the Houston Ship Channel. ST Services is charged dockage and wharfage fees on a per vessel and per unit basis, respectively, by TCTRC, which it passes on to its customers.

     The Texas City facility is designed to accommodate a diverse product mix, including specialty chemicals, such as petrochemicals and has tanks equipped for the specific storage needs of the various products handled; piping and pumping equipment for moving the product between the tanks and the transportation modes; and, an extensive infrastructure of support equipment. ST Services receives or delivers the majority of the specialty chemicals that it handles via ship or barge at Texas City. ST Services also receives and delivers liquids via rail tank cars and transport trucks and has direct pipeline connections to refineries in Texas City.

     ST's facilities have been designed with engineered structural measures to minimize the possibility of the occurrence and the level of damage in the event of a spill or fire. All loading areas, tanks, pipes and pumping areas are "contained" to collect any spillage and insure that only properly treated water is discharged from the site.

   Other Terminal Sites

     In addition to the six major facilities described above, ST Services now has 35 other terminal facilities located throughout the United States and six facilities in the United Kingdom. These other facilities represented approximately 50.8% of ST Services' total tankage capacity and approximately 55.5% of its total revenue for 2001. With the exception of the facilities in Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals and caustic solutions; as well as petroleum products, Vancouver, Washington, which handles chemicals and bulk fertilizer; Eastham, United Kingdom which handles chemicals and animal fats; and Runcorn, United Kingdom, which handles molten sulphur, these facilities primarily store petroleum products for a variety of customers. Overall, these facilities provide ST Services locations which are diverse geographically, in products handled and in customers served.

     The following table outlines ST Services' terminal locations, capacities, tanks and primary products handled:

                                     Tankage         No. of               Primary Products
           Facility                  Capacity         Tanks                     Handled
 ---------------------------       -----------       --------    ------------------------------------
 Major U. S. Terminals:
 Piney Point, MD                    5,403,000            28      Petroleum
 Linden, NJ(a)                      3,884,000            22      Petroleum
 Crockett, CA                       3,048,000            24      Petroleum
 Martinez, CA                       2,800,000            16      Petroleum
 Jacksonville, FL                   2,066,000            30      Petroleum
 Texas City, TX                     2,002,000           124      Chemicals and Petrochemicals

 Other U. S. Terminals:
 Montgomery, AL(b)                    162,000             7      Petroleum, Jet Fuel
 Moundville, AL(b)                    310,000             6      Jet Fuel
 Tuscon, AZ(a)                        181,000             7      Petroleum
 Los Angeles, CA                      597,000            20      Petroleum
 Richmond, CA                         617,000            25      Petroleum
 Stockton, CA                         706,000            32      Petroleum
 M Street, DC                         133,000             3      Petroleum
 Homestead, FL(b)                      72,000             2      Jet Fuel
 Augusta, GA                          110,000             8      Petroleum
 Bremen, GA                           180,000             8      Petroleum, Jet Fuel
 Brunswick, GA                        302,000             3      Petroleum, Pulp Liquor
 Columbus, GA                         180,000            25      Petroleum, Chemicals
 Macon, GA(b)                         307,000            10      Petroleum, Jet Fuel
 Savannah, GA                         861,000            19      Petroleum, Chemicals
 Blue Island, IL                      752,000            19      Petroleum
 Chillicothe, IL(a)                   270,000             6      Petroleum
 Peru, IL                             221,000             8      Petroleum, Fertilizer
 Indianapolis, IN                     410,000            18      Petroleum
 Westwego, LA                         849,000            53      Molasses, Fertilizer, Caustic
 Andrews AFB Pipeline, MD(b)           72,000             3      Jet Fuel
 Baltimore, MD                        832,000            50      Chemicals, Asphalt, Jet Fuel
 Salisbury, MD                        177,000            14      Petroleum
 Winona, MN                           229,000             7      Fertilizer
 Reno, NV                             107,000             7      Petroleum
 Paulsboro, NJ                      1,580,000            18      Petroleum
 Alamogordo, NM(b)                    120,000             5      Jet Fuel
 Drumright, OK                        315,000             4      Petroleum, Jet Fuel
 Portland, OR                       1,119,000            31      Petroleum
 Philadelphia, PA                     894,000            11      Petroleum
 San Antonio, TX                      207,000             4      Jet Fuel
 Dumfries, VA                         554,000            16      Petroleum, Asphalt
 Virginia Beach, VA(b)                 40,000             2      Jet Fuel
 Tacoma, WA                           377,000            15      Petroleum
 Vancouver, WA                        166,000            42      Chemicals, Fertilizer
 Milwaukee, WI                        308,000             7      Petroleum

 Foreign Terminals:
 Grays, England                     1,945,000            53      Petroleum
 Eastham, England                   2,185,000           162      Chemicals, Petroleum, Animal Fats
 Runcorn, England                     146,000             4      Molten sulphur
 Glasgow, Scotland                    344,000            16      Petroleum
 Leith, Scotland                      459,000            34      Petroleum, Chemicals
 Belfast, Northern Ireland            407,000            41      Petroleum
                                  ---------------  --------------
                                   39,006,000         1,069
                                  ===============  ==============

(a)  The terminal is 50% owned by ST.
(b)  Facility  also  includes  pipelines  to  U.S.   government   military  base
     locations.


Customers

     The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST Services' business. Eleven of ST Services' terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and six of these eleven locations are only used by the U.S. Government. One of these locations is presently without government business. Of the eleven locations, five include pipelines which deliver jet fuel directly to nearby military bases, while another location supplies Andrews Air Force Base, Maryland and consists of a barge receiving dock and an 11.3 mile pipeline with three 24,000 barrel double-bottomed tanks and an administration building located on the base.

Competition and Business Considerations

     In addition to the terminals owned by independent terminal operators, such as ST, many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators, such as ST. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

     Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost effective transportation modes both to and from the terminal. Possible transportation modes include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as "deep-water terminals" and terminals without such facilities are referred to as "inland terminals"; though some inland facilities are served by barges on navigable rivers.

     Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator's ability to obtain attractive pricing often depends on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with a greater diversity of terminals with versatile storage capabilities typically require less modification before usage, ultimately making the storage cost to the customer more attractive.

     Several companies offering liquid terminaling facilities have significantly more capacity than ST. But much of ST Services' tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes they enjoy an advantage over competitors. Most of the larger operators have facilities used primarily for petroleum-related products. As a result, many of ST Services' terminals compete against other large petroleum products terminals, rather than specialty liquids facilities. Such specialty or "niche" tankage is less abundant in the U.S. and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.


RECENT DEVELOPMENTS
-------------------

     On February 28, 2002, KPP acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $194 million in cash. The acquired Statia subsidiaries have approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's $275 million revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. On March 1, 2002, KPP announced that it had commenced the procedure to redeem all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption is expected to be funded by KPP's $275 million revolving credit facility.

     Statia's terminaling operations encompass two world-class, strategically located facilities. The storage and transshipment facility on the island of St. Eustatius, which is located east of Puerto Rico, has tankage capacity of 11.3 million barrels. The facility located at Point Tupper, Nova Scotia, Canada has tankage capacity of 7.4 million barrels. Both facilities produce a broad range of products and services, including storage and throughput, marine services and product sales of bunker fuels and bulk oil products.


CAPITAL EXPENDITURES
--------------------

     Capital expenditures by KPP relating to its pipelines, excluding acquisitions, were $4.3 million, $3.4 million and $3.6 million for 2001, 2000 and 1999, respectively. During these periods, adequate capacity existed on the Pipelines to accommodate volume growth, and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, excluding acquisitions, by ST Services relating to its terminaling business were $12.9 million, $6.1 million and $11.0 million for 2001, 2000 and 1999, respectively.

     Capital expenditures of KPP during 2002 are expected to be approximately $15 million to $20 million, excluding capital expenditures relating to Statia. Additional expansion-related capital expenditures will depend on future opportunities to expand KPP's operations. KPP intends to finance future expansion capital expenditures primarily through KPP's borrowings. Such future expenditures, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that KPP will have the ability to finance such expenditures through borrowings or choose to do so.


REGULATION
----------

Interstate Regulation

     The interstate common carrier pipeline operations of KPP are subject to rate regulation by FERC under the Interstate Commerce Act. The Interstate Commerce Act provides, among other things, that to be lawful the rates of common carrier petroleum pipelines must be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness on protest or its own motion. The FERC may suspend the effectiveness of such rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by complaint to FERC filed by a shipper or on the FERC's own initiative. Reparations may be recovered by the party filing the complaint for the two-year period before the complaint, if FERC finds the rate to be unlawful.

     The FERC allows for a rate of return for petroleum products pipelines determined by adding (i) the product of a rate of return equal to the nominal cost of debt multiplied by the portion of the rate base that is deemed to be financed with debt and (ii) the product of a rate of return equal to the real (i.e., inflation-free) cost of equity multiplied by the portion of the rate base that is deemed to be financed with equity. The appropriate rate of return for a petroleum pipeline is determined on a case-by-case basis, taking into account cost of capital, competitive factors and business and financial risks associated with pipeline operations.

     Under Title XVIII of the Energy Policy Act of 1992 (the "EP Act"), rates that were in effect on October 24, 1991 that were not subject to a protest, investigation or complaint are deemed to be just and reasonable. Such rates, commonly referred to as grandfathered rates, are subject to challenge only for limited reasons. Any relief granted pursuant to such challenges may be prospective only. Because KPP's rates that were in effect on October 24, 1991 were not subject to investigation and protest at that time, those rates could be deemed to be just and reasonable pursuant to this act. KPP's current rates became final and effective in July 2000, and KPP believes that its currently effective tariffs are just and reasonable and would withstand challenge under the FERC's cost-based rate standards. Because of the complexity of rate making, however, the lawfulness of any rate is never assured.

     On October 22, 1993, the FERC issued Order No. 561 which adopted a simplified rate-making methodology for future oil pipeline rate changes in the form of indexation. Indexation, which is also known as price-cap regulation, establishes ceiling prices on oil pipeline rates based on application of a broad-based measure of inflation in the general economy to existing rates. Rate increases up to the ceiling level are to be discretionary for the pipeline, and, for such rate increases, there will be no need to file cost-of-service or supporting data. Moreover, so long as the ceiling is not exceeded, a pipeline may make a limitless number of rate change filings. This indexing mechanism calculates a ceiling rate. Rate decreases are required if the indexing mechanism operates to reduce the ceiling rate below a pipeline's existing rates. The pipeline may increase its rates to this calculated ceiling rate without filing a formal cost based justification and with limited risk of shipper protests.

     The indexation method is to serve as the principal basis for the establishment of oil pipeline rate changes in the future. But the FERC determined that a pipeline may use any one of the following alternative methodologies to indexing: (1) a cost-of-service methodology may be used by a pipeline to justify a change in a rate if a pipeline can demonstrate that its increased costs are prudently incurred and that there is a substantial divergence between such increased costs and the rate that would be produced by application of the index and (2) a pipeline may base its rates upon a "light-handed" market-based form of regulation if it can demonstrate a lack of significant market power in the relevant markets.

     On September 15, 1997, KPP filed an Application for Market Power Determination with the FERC seeking market-based rates for approximately half of its markets. In May 1998, the FERC granted KPP's application and approximately half of the Pipelines' markets subsequently became subject to market-force regulation.

     In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U.S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC decided this case on the same basis as its holding in the Lakehead case. If the FERC were to partially or completely disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, the Company believes that KPP's ability to pay distributions to its limited partners and general partner, including to the Company, would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

Intrastate Regulation

     The intrastate operations of the East Pipeline in Kansas are subject to regulation by the Kansas Corporation Commission, and the intrastate operations of the West Pipeline in Colorado and Wyoming are subject to regulation by the Colorado Public Utility Commission and the Wyoming Public Service Commission, respectively. Like the FERC, the state regulatory authorities require that shippers be notified of proposed intrastate tariff increases and have an opportunity to protest such increases. KPOP also files with such state authorities copies of interstate tariff changes filed with the FERC. In addition to challenges to new or proposed rates, challenges to intrastate rates that have already become effective are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority.


ENVIRONMENTAL MATTERS
---------------------

General

     The operations of KPP are subject to Federal, state and local laws and regulations relating to the protection of the environment in the United States and, since February 1999, the environmental laws and regulations of the United Kingdom in regard to the terminals acquired from GATX Terminals, Limited, in the United Kingdom. Although KPP believes that its operations generally comply with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, past and present, could possibly result in substantial costs and liabilities to KPP, which may affect distributions to the Company.

     See "Item 3 - Legal Proceedings" for information concerning two lawsuits against certain KPP subsidiaries involving claims for environmental damages.

Water

     The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed on KPP. Regulations concerning the environment are continually being developed and revised in ways that may impose additional regulatory burdens on KPP.

     Contamination resulting from spills or releases of refined petroleum products is not unusual within the petroleum pipeline and liquids terminaling industries. The East Pipeline and ST Services have experienced limited groundwater contamination at various terminal and pipeline sites resulting from various causes including activities of previous owners. Remediation projects are underway or under construction using various remediation techniques. The costs to remediate contamination at several ST Services terminal locations are being borne by the former owners under indemnification agreements. KPP believes that the aggregate cost of these remediation efforts will not be material.

     Groundwater remediation efforts are ongoing at all four of the West Pipeline's terminals and at a Wyoming pump station. Regulatory officials have been consulted in the development of remediation plans. In connection with the purchase of the West Pipeline, KPOP agreed to implement remediation plans at these specific sites over the succeeding five years following the acquisition in return for the payment by the seller, Wyco Pipe Line Company, of $1.3 million to KPOP to cover the discounted estimated future costs of these remediations. KPP accrued $2.1 million for these future remediation expenses.

     In May 1998, the West Pipeline, at a point between Dupont, Colorado and Fountain, Colorado ruptured, and approximately 1,000 barrels of product was released. Containment and remedial action was immediately commenced. Upon investigation, it appeared that the failure of the pipeline was due to damage caused by third-party excavations. KPP has made a claim to the third party as well as to its insurance carriers. KPP has entered into a Compliance Order on Consent with the State of Colorado with respect to the remediation. As of December 31, 2001, KPP has incurred $1.2 million of costs in connection with this incident. Future costs are not anticipated to be significant. KPP has recovered substantially all of its costs from its insurance carrier.

     The EPA has promulgated regulations that may require KPP to apply for permits to discharge storm water runoff. Storm water discharge permits also may be required in certain states in which KPP operates. Where such requirements are applicable, KPP has applied for such permits and, after the permits are received, will be required to sample storm water effluent before releasing it. KPP believes that effluent limitations could be met, if necessary, with minor modifications to existing facilities and operations. Although no assurance in this regard can be given, KPP believes that the changes will not materially affect KPP's financial condition or results of operations.

Above-Ground Storage Tank Acts

     A number of the states in which KPP operates in the United States have passed statutes regulating aboveground tanks containing liquid substances. Generally, these statutes require that such tanks include secondary containment systems or that the operators take certain alternative precautions to ensure that no contamination results from any leaks or spills from the tanks. Although there is not currently a Federal statute regulating these above ground tanks, such a law could possibly be passed in the United States within the next few years. KPP is in substantial compliance with all above-ground storage tank laws in the states with such laws. Although no assurance can be given, KPP believes that the future implementation of above ground storage tank laws by either additional states or by the Federal government will not materially affect KPP's financial condition or results of operations.

Air Emissions

     The operations of KPP are subject to the Federal Clean Air Act and comparable state and local statutes. KPP believes that the operations of the Pipelines and terminals are in substantial compliance with such statutes in all states in which they operate.

     Amendments to the Federal Clean Air Act enacted in 1990 require or will require most industrial operations in the United States to incur future capital expenditures to meet the air emission control standards that have been and are to be developed and implemented by the EPA and state environmental agencies. Pursuant to these Clean Air Act Amendments, those KPP facilities that emit volatile organic compounds ("VOC") or nitrogen oxides are subject to increasingly stringent regulations, including requirements that certain sources install maximum or reasonably available control technology. In addition, the 1999 Federal Clean Air Act Amendments include a new operating permit for major sources ("Title V Permits"), which applies to some of KPP's facilities. Additionally, new dockside loading facilities owned or operated by KPP in the United States will be subject to the New Source Performance Standards that were proposed in May 1994. These regulations require control of VOC emissions from the loading and unloading of tank vessels.

     Although KPP is in substantial compliance with applicable air pollution laws, in anticipation of the implementation of stricter air control regulations, KPP is taking actions to substantially reduce its air emissions. KPP plans to install bottom-loading and vapor-recovery equipment on the loading racks at selected terminal sites along the East Pipeline that do not already have such emissions control equipment. These modifications will substantially reduce the total air emissions from each of these facilities. Having begun in 1993, this project is being phased in over a period of years.

Solid Waste

     KPP generates non-hazardous solid waste that is subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes in the United States. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. At present, KPP is not required to comply with a substantial portion of the RCRA requirements because KPP's operations generate minimal quantities of hazardous wastes. But KSL anticipates that additional wastes, which could include wastes currently generated during pipeline operations, will in the future be designated as "hazardous wastes". Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by KPP.

     At the terminal sites at which groundwater contamination is present, there is also limited soil contamination as a result of the aforementioned spills. KPP is under no present requirements to remove these contaminated soils, but KPP may be required to do so in the future. Soil contamination also may be present at other Partnership facilities at which spills or releases have occurred. Under certain circumstances, KPP may be required to clean up such contaminated soils. Although these costs should not have a material adverse effect on KPP, no assurance can be given in this regard.

Superfund

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, KPP may generate waste that may fall within CERCLA's definition of a "hazardous substance". KPP may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

Environmental Impact Statement

     The United States National Environmental Policy Act of 1969 (the "NEPA") applies to certain extensions or additions to a pipeline system. Under NEPA, if any project that would significantly affect the quality of the environment requires a permit or approval from any United States Federal agency, a detailed environmental impact statement must be prepared. The effect of the NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction.

Indemnification

     KPL has agreed to indemnify KPP against liabilities for damage to the environment resulting from operations of the East Pipeline before October 3, 1989. Such indemnification does not extend to any liabilities that arise after such date to the extent such liabilities result from change in environmental laws or regulations. Under such indemnity, KPL is presently liable for the remediation of contamination of certain East Pipeline sites. In addition, both KPOP and ST Services were wholly or partially indemnified under certain acquisition contracts for some environmental costs. Most of such contracts contain time and amount limitations on the indemnities. To the extent that environmental liabilities exceed the amount of such indemnity, KPOP has affirmatively assumed the excess environmental liabilities.


SAFETY REGULATION
-----------------

     The Pipelines are subject to regulation by the United States Department of Transportation (the "DOT") under the Hazardous Liquid Pipeline Safety Act of
1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. The HLPSA covers petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with such safety regulations and to permit access to and copying of records and to make certain reports and provide information as required by the Secretary to Transportation. The Federal Pipeline Safety Act of 1992 amended the HLPSA to include requirements of the future use of internal inspection devices. KPP does not believe that it will be required to make any substantial capital expenditures to comply with the requirements of HLPSA as so amended.

     On November 3, 2000, the DOT issued new regulations intended by the DOT to assess the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could adversely affect highly populated areas, areas unusually sensitive to environmental impact and commercially navigable waterways. Under the regulations, an operator is required, among other things, to conduct baseline integrity assessment tests (such as internal inspections) within seven years, conduct future integrity tests at typically five-year intervals and develop and follow a written risk-based integrity management program covering the designated high consequence areas. The Company does not believe that any increased costs of compliance with these regulations will materially affect the KPP's results of operations.

     KPP is subject to the requirements of the United States Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local authorities and citizens. KPP believes that it is in general compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to benzene.

     The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require KPP to organize information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. In general, KPP expects to increase its expenditures during the next decade to comply with higher industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time, although they are not expected to have a material adverse impact on KPP.


PRODUCT MARKETING BUSINESS
--------------------------

     In March 1998, the Company entered the product marketing business through an acquisition by Martin, one of the Company's wholly owned subsidiaries. For over 40 years, this operation and its predecessors have engaged in the business of acquiring quantities of motor fuels and reselling them at wholesale in smaller lots at truck racks located in terminal storage facilities along pipelines primarily located throughout California, Colorado, Illinois, Indiana, Ohio, Wisconsin and Wyoming. This business does not own any retail outlets, pipelines or terminals. For the year ended December 31, 2001, the product marketing segment's revenues, gross margin and operating income (loss) were $327.5 million, $1.3 million and $(0.6) million, respectively.


EMPLOYEES
---------

     At December 31, 2001, the Company and its subsidiaries employed approximately 623 persons. Approximately 605 persons were employed by Kaneb Pipe Line Company LLC of which 115 were subject to representation by unions for collective bargaining purposes; however only 91 persons employed at 5 of the Company's terminal unit locations were subject to collective bargaining contracts at that date. Union contracts regarding conditions of employment for 21, 29, 16, 19 and 6 employees are in effect through March 31, 2002, June 28, 2002, November 1, 2003, June 30, 2004 and September 30, 2005, respectively. All such contracts are subject to automatic renewal for successive one-year periods unless either party provides written notice in a timely manner to terminate or modify such agreement.


Item 2.     Properties

     The properties owned or used by the Company and its subsidiaries are generally described in Item 1 of this report. Additional information concerning the obligations of the Company and KPP for lease and rental commitments is presented under the caption "Commitments and Contingencies" in Note 9 to the Company's consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this Item 2.

     The properties used in the operations of the Pipelines are owned by KPP, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2004. The majority of ST Services' facilities are owned, while the remainder, including most of its terminal facilities located in port areas and its operational headquarters, located in Dallas, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms.


Item 3.     Legal Proceedings

     Grace Litigation. Certain subsidiaries of KPP were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned not later than 1976, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of KPP acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of KPP's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

     At the end of the trial, the jury returned a verdict including findings that (1) Grace had breached a provision of the 1993 acquisition agreement by failing to disclose matters related to the pipeline, and (2) the pipeline was abandoned before 1978 -- 15 years before KPP's subsidiaries acquired ST Services. On August 30, 2000, the Judge entered final judgment in the case that Grace take nothing from the subsidiaries on its claims seeking recovery of remediation costs. Although KPP's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to indemnification from Grace if any such expenses were incurred in the future. Moreover, the Judge let stand a prior summary judgment ruling that the pipeline was an asset acquired by KPP's subsidiaries as part of the 1993 ST Services transaction and that any liabilities associated with the pipeline would have become liabilities of the subsidiaries. Based on that ruling, the Massachusetts Department of Environmental Protection and Samson Hydrocarbons Company (successor to Grace Petroleum Company) wrote letters to ST Services alleging its responsibility for the remediation, and ST Services responded denying any liability in connection with this matter. The Judge also awarded attorney fees to Grace of more than $1.5 million. Both KPP's subsidiaries and Grace have appealed the trial court's final judgment to the Texas Court of Appeals in Dallas. In particular, the subsidiaries have filed an appeal of the judgement finding that the Otis pipeline and any liabilities associated with the pipeline were transferred to them as well as the award of attorney fees to Grace.

     On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay against actions against Grace. This automatic stay covers the appeal of the Dallas litigation, and the Texas Court of Appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once that stay is lifted, KPP's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR Site"), which has been declared a Superfund Site pursuant to CERCLA. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and KPP's subsidiaries, the Government advised the parties in April 1999 that it has identified two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

     By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the judgment by the Texas state court that, in the view of the DOJ, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. KPP believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. ST Services and the Government have continued to exchange correspondence and documents on the matter. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs.

     PEPCO Litigation. On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which ST Services is general partner. PEPCO has reported that it expects to incur total cleanup costs of $70 million to $75 million.
Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. KPP and PEPCO have not, however, reached a final agreement regarding our proportionate responsibility for this cleanup effort and have reserved all rights to assert claims for contribution against each other. KPP cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially adversely affect KPP's financial condition.

     As a result of the rupture, purported class actions have been filed against PEPCO and ST Services in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA"). The court consolidated all of these cases in a case styled as In re Swanson Creek Oil Spill Litigation. The trial judge recently granted preliminary approval of a $2,250,000 class settlement, with ST Services and PEPCO each contributing half of the settlement fund. Notice of the proposed settlement will be sent to putative class members and putative class members have until March 26, 2002 to opt out. ST Services or PEPCO can void the settlement if too many putative class members opt out and elect to pursue separate litigation. A hearing on final settlement will be held on April 15, 2002. If the settlement is finally approved, this litigation should be concluded in 2002. It is expected that most class members will elect to participate in the class settlement, but it is possible that even if the In re Swanson Creek Oil Spill Litigation settlement becomes final, ST Services may still face litigation from opt-out plaintiffs. ST Services' insurance carriers have assumed the defense of these actions. While KPP cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on our financial condition.

     PEPCO and ST Services have agreed with the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. KPP believes that both the assessment costs and such damages are covered by insurance and will not materially adversely affect KPP's financial condition.

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the DOT in late 2001, and ST Services anticipates that the DOT will rule during the first quarter of 2002. In addition, by letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it plans to exercise its right to seek penalties from ST Services in connection with the April 7, 2000 spill. The ultimate amount of any penalty attributable to ST Services cannot be determined at this time, but KPP believes that this matter will not have a material adverse effect on its financial condition.

     The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


Item 4.    Submission of Matters to a Vote of Security Holders

     The Company did not hold a meeting of shareholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 2001.

     Any proposals of holders of the Company's Common Shares intended to be presented at the Company's Annual Meeting of Stockholders to be held in 2002 must be received by the Company, addressed to Howard C. Wadsworth, Vice President, Treasurer and Secretary, Kaneb Services LLC, 2435 North Central Expressway, Richardson, Texas 75080, no later than March 29, 2002 to be included in the Proxy Statement and form of proxy relating to that meeting. Additionally, proxies for the Company's Annual Meeting of Stockholders to be held in the year 2002 may confer discretionary power to vote on any matter that may come before the meeting unless, with respect to a particular matter, (i) the Company received written notice, addressed to the Company's Secretary, not later than March 29, 2002, that the matter will be presented at such annual meeting and
(ii) the Company fails to include in its proxy statement for the 2002 annual meeting advice on the nature of the matter and how the Company intends to exercise its discretion to vote on the matter.

                                     PART II

Item 5.    Market for the Registrant's Shares and Related Shareholder Matters

     The Company's shares ("Shares") were listed and began trading on the New York Stock Exchange (the "NYSE") effective June 29, 2001, under the symbol "KSL." At March 12, 2002, there were approximately 4,000 shareholders of record for the Company. Set forth below are prices on the NYSE and cash distributions for the periods indicated for such Shares.

                                                       Share Prices                          Cash
         Year                                        High           Low                  Distributions
         -------------------------                  ---------  ---------                 -------------
         2001:
                   Third Quarter                    $16.76        $13.87                    $.3625
                   Fourth Quarter                    19.72         16.95                     .3625

         2002:
                   First quarter
                      (through March 12, 2002)       20.58         18.25


     Under the terms of its financing agreements, the Company is prohibited from declaring or paying any distribution if a default exists thereunder.

Item 6.    Summary Historical Financial and Operating Data

     The following table sets forth, for the periods and at the dates indicated, certain selected historical consolidated financial data for Kaneb Services LLC and Subsidiaries (the "Company"). The data in the table (in thousands, except per share amounts) should be read in conjunction with the Company's audited financial statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 Year Ended December 31,
                                         --------------------------------------------------------------------
                                           2001 (a)        2000          1999          1998            1997
                                         ----------    ----------      ---------     ----------    ----------

Income Statement Data:
Revenues..............................   $  535,338    $  537,418      $ 370,326     $  240,032    $  121,156
                                         ==========    ==========      =========     ==========    ==========
Operating income......................   $   79,791    $   61,174      $  64,911     $   55,197    $   52,620
                                         ==========    ==========      =========     ==========    ==========
Income before gain on issuance of
   units by KPP, income taxes and
   extraordinary item.................   $   18,325    $   15,467      $  17,999     $   15,303    $   14,166

Income tax benefit (expense) (b)......          998        (2,824)         9,494         (1,258)       (5,603)
Gain on issuance of units by KPP (c)..        9,859          -            16,764          -              -
                                         ----------    ----------      ---------     ----------    ----------
Income before extraordinary item......       29,182        12,643         44,257         14,045         8,563
Extraordinary item - loss on
   extinguishment of KPP debt, net of
   income taxes and interest of outside
   non-controlling partners in KPP's
   net income (d).....................         (859)         -              -             -              -
                                         ----------    ----------      ---------     ----------    ----------
Net income............................   $   28,323    $   12,643      $  44,257     $   14,045    $    8,563
                                         ==========    ==========      =========     ==========    ==========
Per Share Data:
Earnings per common share:
     Basic:
       Before extraordinary item......   $     2.65    $     1.19      $    4.22     $     1.33    $     0.79
       Extraordinary item.............         (.08)         -              -             -              -
                                         ----------    ----------      ---------     ----------    ----------
                                         $     2.57    $     1.19      $    4.22     $     1.33    $     0.79
                                         ==========    ==========      =========     ==========    ==========
      Diluted:
       Before extraordinary item......   $     2.54    $     1.15      $    4.06     $     1.28    $     0.78
       Extraordinary item.............         (.08)         -              -             -              -
                                         ----------    ----------      ---------     ----------    ----------
                                         $     2.46    $     1.15      $    4.06     $     1.28    $     0.78
                                         ==========    ==========      =========     ==========    ==========
Cash distributions declared
   per share (e)......................   $    0.725
                                         ==========

Balance Sheet Data (at year end):
Working capital (deficit).............   $   (1,269)   $   25,305      $  15,107     $  (12,751)   $   (3,611)
Total assets..........................      571,767       429,852        427,608        330,517       276,371
Long-term debt........................      277,302       184,052        167,028        155,852       132,118
Shareholders' equity..................       33,932        71,369         86,833         37,192        21,873

(a)  Includes the  operations  of Shore  Terminals LLC from January 3, 2001 (see
     Note 3 to Consolidated Financial Statements).
(b) See Note 4 to consolidated financial statements regarding recognition in 2000 and 1999 of expected benefits from prior years tax losses (change in valuation allowance) and Note 4 regarding 2001 benefit for change in tax status.
(c) See Note 2 to consolidated financial statements regarding the 1999 gain on issuance of units by KPP and Note 3 regarding 2001 gain.
(d) See Note 6 to consolidated financial statements regarding extraordinary item - loss on extinguishment of KPP debt.
(e) The Company expects to make quarterly distributions of 100% of available cash, as defined in the limited liability agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $.3625 per share were declared and paid for each of the third and fourth quarters of 2001.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     This discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the summary historical combined financial data included elsewhere in this report.


GENERAL
-------

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly-owned subsidiary of the Company, formed Kaneb Pipe Line Partners, L.P. ("KPP") to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interests and a 25% limited partnership interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner and KPL owns a combined 2% interest as general partner of KPP and KPOP. KPP is engaged through operating subsidiaries in the refined petroleum products pipeline business and, since 1993, terminaling and storage of petroleum products and specialty liquids.

     KPP's pipeline business consists primarily of the transportation through the East Pipeline and the West Pipeline (collectively referred to as the "Pipelines"), as common carriers, of refined petroleum products. Common carrier activities are those under which transportation through the Pipelines is available at published tariffs filed, in the case of interstate shipments, with the Federal Energy Regulatory Commission (the "FERC"), or in the case of intrastate shipments in Kansas, Colorado and Wyoming, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Pipelines primarily transport gasoline, diesel oil, fuel oil and propane. The products are transported from refineries connected to the Pipelines, directly or through other pipelines, to agricultural users, railroads and wholesale customers in the states in which the Pipelines are located and in portions of other states. Substantially all of the Pipelines' operations constitute common carrier operations that are subject to Federal or state tariff regulations. KPP has not engaged, nor does it currently intend to engage, in the merchant function of buying and selling refined petroleum products. KPP's business of terminaling petroleum products and specialty liquids is conducted under the name ST Services.

     On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (with a market value of $56.5 million on the date of the agreement and its announcement). Financing for the cash portion of the purchase price was supplied under KPP's $275 million unsecured revolving credit agreement, which is without recourse to the Company, with a group of banks. See "Liquidity and Capital Resources". Shore owns seven terminals, located in four states, with a total tankage capacity of 7.8 million barrels. All of the terminals handle petroleum products and, with the exception of one, have deep water access.

     On February 1, 1999, KPP, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition of the six locations, which have an aggregate tankage capacity of 5.4 million barrels, was initially financed by KPP with term loans from a bank. $13.3 million of the term loans were repaid in July 1999 with the proceeds from KPP's public unit offering. See "Liquidity and Capital Resources". Three of the terminals, handling petroleum products, chemicals and molten sulfur, respectively, operate in England. The remaining three facilities, two in Scotland and one in Northern Ireland, are primarily petroleum terminals. All six terminals are served by deepwater marine docks.

     KPP is the third largest independent liquids terminaling company in the United States. At December 31, 2001, ST Services operated 41 facilities in 20 states, the District of Columbia and six facilities in the United Kingdom with an aggregate tankage capacity of approximately 39.0 million barrels.

     In 1998, KPL acquired a petroleum product marketing business which provides wholesale motor fuel marketing services in the Great Lakes and Rocky Mountain regions, as well as California.


CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2001          2000          1999
                                                                           -----------   -----------    -----------
                                                                                        (in thousands)

Consolidated revenues..................................................    $   535,338   $   537,418    $   370,326
Consolidated operating income..........................................    $    79,791   $    61,174    $    64,911
Consolidated income before gain on issuance of units by KPP,
   income taxes and extraordinary item.................................    $    18,325   $    15,467    $    17,999
Consolidated net income................................................    $    28,323   $    12,643    $    44,257
Consolidated capital expenditures, excluding acquisitions..............    $    17,309   $     9,533    $    14,620


     For the year ended December 31, 2001, consolidated revenues decreased by $2.1 million, or less than 1%, when compared to the year ended December 31, 2000, due to a $53.6 million decrease in product marketing revenues, resulting from decreases in both volumes sold and sales prices, that were substantially offset by a $47.3 million increase in terminaling revenues and a $4.3 million increase in pipeline revenues. Terminaling revenues include the operations of Shore from the January 3, 2001 acquisition date. Consolidated operating income for the year ended December 31, 2001 increased by $18.6 million, or 30%, when compared to the year ended December 31, 2000, due to a $22.0 million increase in terminaling operating income, partially offset by a $3.1 million decrease in product marketing operating income. Consolidated December 31, 2001 income before gain on issuance of units by KPP, income taxes and extraordinary item, increased by $2.9 million, or 18%, when compared to the year ended December 31, 2000, due primarily to an increase in terminaling operating income, partially offset by a decrease in product marketing operating income. Consolidated net income for the year ended December 31, 2001 includes a gain of $9.9 million, before income taxes, from the January 2001 issuance of units by KPP (See "Liquidity and Capital Resources") and an extraordinary loss on extinguishment of KPP debt of $0.9 million, net of income taxes and interest of outside non-controlling partners in KPP net income. Additionally, effective with the Distribution, the Company became a pass-through entity with its income, for Federal and state purposes, taxed at the shareholder level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences were eliminated, resulting in a credit to income tax expense in 2001 of $8.6 million. Consolidated net income for the year ended December 31, 2001, including these items, aggregated $28.3 million, compared to $12.6 million in 2000.

     For the year ended December 31, 2000, consolidated revenues increased by $167.1 million, or 45%, when compared to 1999, due to a $168.9 million increase in revenues from the product marketing business. Consolidated operating income decreased by $3.7 million, or 6%, when compared to 1999, due to a $5.2 million decrease in terminaling operating income, partially offset by a $0.4 million increase in pipeline operating income and a $1.0 million increase in product marketing operating income. Consolidated 2000 income before income taxes and the gain on issuance of units by KPP decreased by $2.5 million, or 14%, when compared to the 1999 period. Consolidated net income for 2000 includes $4.6 million in expected benefits from prior years tax losses (change in valuation allowance) that were available to offset future taxable income (See "Income Taxes"). Consolidated net income, including this item, was $12.6 million in 2000. Additionally, as a result of the recognition of expected future income tax benefits in 1999, the results of operations for the year ended December 31, 2000 reflect a full effective tax rate provision, before the change in valuation allowance.


PIPELINE OPERATIONS
-------------------

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2001                 2000                1999
                                                          -----------        -----------          -----------
                                                                             (in thousands)

Revenues.............................................     $    74,976        $    70,685          $    67,607
Operating costs......................................          28,844             25,223               23,579
Depreciation and amortization........................           5,478              5,180                5,090
General and administrative...........................           3,881              4,069                3,102
                                                          -----------        -----------          -----------
Operating income.....................................     $    36,773        $    36,213          $    35,836
                                                          ===========        ===========          ===========

     Pipelines revenues are based on volumes shipped and the distances over which such volumes are transported. For the year ended December 31, 2001, revenues increased by $4.3 million, compared to 2000, due to increases in barrel miles shipped and increases in terminaling charges. For the year ended December 31, 2000, revenues increased by $3.1 million, compared to 1999, due to an increase in terminaling charges. Because tariff rates are regulated by the FERC, the Pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles totaled 18.6 billion, 17.8 billion and 18.4 billion for the years ended December 31, 2001, 2000 and 1999, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $3.6 million in 2001 and $1.6 million in 2000, respectively. The increase in 2001 was due to increases in fuel and power costs and expenses from pipeline relocation projects. The increase in 2000 was due to increases in materials and supplies costs, including additives, that are volume related. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs, decreased by $0.2 million in 2001 and increased by $1.0 million in 2000, compared to the respective prior year. The increase in 2000 was the result of a one-time benefit resulting from the favorable elimination of a contingency in 1999.


TERMINALING OPERATIONS
----------------------

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2001                 2000                1999
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   132,820        $    85,547          $    90,421
Operating costs......................................          61,788             44,430               45,569
Depreciation and amortization........................          17,706             11,073                9,953
General and administrative...........................           8,008              7,812                6,322
Gain on sale of assets...............................          -                  (1,126)               -
                                                          -----------        -----------          -----------
Operating income.....................................     $    45,318        $    23,358          $    28,577
                                                          ===========        ===========          ===========

     For the year ended December 31, 2001, revenues increased by $47.3 million, compared to 2000, due to the Shore acquisition and overall increases on utilization and at existing locations, the result of relatively favorable market conditions. Approximately $36.0 million of the 2001 revenue increase was a result of the Shore acquisition. 2000 revenues decreased by $4.9 million, compared to 1999, as revenue increases resulting from the United Kingdom and other 1999 terminal acquisitions were more than offset by decreases in tank utilization due to unfavorable domestic market conditions resulting from declines in forward product pricing. Average annual tankage utilized for the years ended December 31, 2001, 2000 and 1999 aggregated 30.1 million barrels,
21.0 million barrels and 22.6 million barrels, respectively. The 2001 increase in average annual tankage utilized resulted from the Shore acquisition and the favorable market conditions. The 2000 decrease resulted from the unfavorable domestic market conditions. Average revenues per barrel of tankage utilized for the years ended December 31, 2001, 2000 and 1999 was $4.41, $4.12 and $4.00,
respectively. The increase in 2001 average revenues per barrel of tankage utilized was due to favorable market conditions, when compared to 2000. The 2000 increase, when compared to 1999, was due to the storage of a larger proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products.

     In 2001, operating costs increased by $17.4 million, when compared to 2000, due to the Shore acquisition and increases in volumes stored. 2000 operating costs decreased by $1.1 million, when compared to 1999, due to lower costs resulting from the overall decline in volumes stored. General and administrative expense increased by $0.2 million in 2001 and by $1.5 million in 2000. The increase in general and administrative costs in 2001, compared to 2000, is due to the Shore acquisition partially offset by the extraordinary high litigation costs in 2000. The increase in 2000, compared to 1999, was due entirely to the extraordinarily high litigation costs. In 2000, KPP sold land and other terminaling business assets for approximately $2.0 million in net proceeds, recognizing a gain on disposition of assets of $1.1 million.

     Total tankage capacity (39.0 million barrels at December 31, 2001) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


PRODUCT MARKETING SERVICES
--------------------------

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2001          2000          1999
                                                                           -----------   -----------    -----------
                                                                                         (in thousands)

Revenues...............................................................    $   327,542   $   381,186    $   212,298
Cost of products sold..................................................        326,230       377,132        209,165
                                                                           -----------   -----------    -----------
Gross margin...........................................................    $     1,312   $     4,054    $     3,133
                                                                           ===========   ===========    ===========
Operating income (loss)................................................    $      (611)  $     2,472    $     1,459
                                                                           ===========   ===========    ===========


     For the year ended December 31, 2001, product marketing revenues decreased by $53.6 million, or 14%, compared to 2000, due to a decrease in both volumes sold and sales price. Volumes sold and sales price decreased to 364 million gallons and $0.90 per gallon in 2001, compared to 408 million gallons and $0.94 per gallon in 2000. Gross margin and operating income decreased by $2.7 million and $3.1 million, respectively, in 2001, compared to 2000, due to sharp fluctuations in prices, which more than offset normal product margins.

     For the year ended December 31, 2000, revenues increased by $168.9 million compared to 1999, due to an increase in both sales volumes and sales price. Total volumes sold and sales price per gallon for the year ended December 31, 2000 aggregated 408 million and $0.94, respectively, compared to 349 million and $0.61, in 1999, respectively. The volume increases are due to a combination of increasing the number of terminals through which products are sold and increasing the sales volumes at existing locations. The price increase was due to significant increases in overall market prices. For the year ended December 31, 2000, gross margin and operating income increased by $0.9 million and $1.0 million, respectively, due to the increase in both the volumes sold and the sales price received.


INTEREST AND OTHER INCOME
-------------------------

     In March of 2001, a wholly-owned subsidiary of KPP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income, net. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million, before income taxes and interest of outside non-controlling partners in KPP's net income.


INTEREST EXPENSE
----------------

     For the year ended December 31, 2001, consolidated interest expense increased by $2.0 million, compared to the year ended December 31, 2000, due to increases in KPP debt resulting from the Shore acquisition (see "Liquidity and Capital Resources"), partially offset by declines in interest rates on variable rate debt. For the year ended December 31, 2000, consolidated interest expense decreased by $0.5 million, when compared to 1999, due to repayments of KPP debt from a portion of its 1999 offering proceeds (see "Liquidity and Capital Resources"). The decrease is partially offset by increases in the product marketing interest expense from overall higher debt levels resulting from the additional working capital requirements of increases in sales.


INCOME TAXES
------------

     Tax expense reported in the consolidated financial statements prior to the Distribution represents the tax expense of the Company and its subsidiaries as if they had filed on a separate return basis. As a result of the Distribution, the Company no longer participates with Xanser in filing a consolidated Federal income tax return. Effective with the Distribution, the Company became a pass-through entity with its income, for Federal and state purposes, taxed at the shareholder level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences (a net $8.6 million deferred tax liability) were eliminated, resulting in a credit to income tax expense in the second quarter of 2001.

     Prior to the Distribution, the Company maintained a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. For the years ended December 31, 2000 and 1999, the Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations by $4.6 million and $23.3 million, respectively. The Company considered positive evidence, including the effect of the Distribution, recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs, among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Upon completion of the Distribution, all remaining deferred tax assets relating to previously recorded net operating loss carryforwards ($16.2 million), which were utilized by Xanser to offset federal income taxes resulting from the Distribution, were charged directly to shareholders' equity.

     Income tax expense for the year ended December 31, 2000 includes a benefit of $0.6 million, compared to $1.6 million for the year ended December 31, 1999, relating to favorable developments pertaining to the resolution of certain state income tax issues.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash provided by operating activities, including the operations of KPP, was $110.1 million, $53.5 million and $52.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 cash flows from operations, compared to 2000, is primarily the result of increases in terminaling revenues and operating income, a result of the Shore acquisition and increases in utilization at existing terminal locations.

     Capital expenditures, excluding expansion capital expenditures, were $17.3 million, $9.5 million and $14.6 million for the years ended December 31, 2001, 2000 and 1999, respectively, and almost exclusively relate to KPP. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages caused by sudden and accidental occurrences are included under KPP's insurance coverages (subject to deductibles and limited). KPP anticipates that routine maintenance capital expenditures (excluding acquisitions) will total approximately $15 million to $20 million in 2002. Such future expenditures by KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that KPP will have the ability to finance such expenditure through borrowings, or choose to do so.

     KPP expects to fund its future cash distributions and its capital expenditures (excluding acquisitions) with existing cash and anticipated cash flows from operations. Expansionary capital expenditures of KPP are expected to be funded through additional KPP bank borrowings and/or future KPP unit or debt offerings.

     The Company expects to make quarterly distributions of 100% of available cash, as defined in the limited liability agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $.3625 per share were declared and paid for each of the third and fourth quarters of 2001.

     On July 13, 2001, the Company entered into an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by 4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At December 31, 2001, $9.1 million was drawn on the credit facility, at an interest rate of 3.01%.

     In December 2000, KPP entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility, which is without recourse to the Company, bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates. Absent an event of default, those covenants do not restrict distributions to the Company or the other partners. In January of 2001, proceeds from the facility were used to repay in full KPP's $128 million of mortgage notes and $15 million outstanding under its $25 million revolving credit facility. An additional $107 million was used to finance the cash portion of the Shore acquisition. Under the provisions of the mortgage notes, KPP incurred $6.5 million in prepayment penalties which, net of income taxes and interest of outside non-controlling partners in KPP's net income, has been recognized as an extraordinary expense in the first quarter of 2001. At December 31, 2001, $238.9 million was drawn on the facility, at an interest rate of 2.69%, which is due in December 2003.

     In January 1999, KPP, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provided for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general partnership purposes. $18.3 million of the term loans were repaid in July 1999 with the proceeds from KPP's public unit offering. The remaining portion ($23.7 million at December 31, 2001), with a fixed rate of 7.25%, is due in December 2003. The term loans under the credit agreement, as amended, are unsecured and are pari passu with the $275 million revolving credit facility. The term loans, which are without recourse to the Company, contain certain financial and operational covenants.

     The product marketing subsidiary has a credit agreement with a bank that, as amended, provides for a $20 million revolving credit facility through March 2003. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the products marking business and by 500,000 KPP limited partnership units held by the product marketing subsidiary. At December 31, 2001, $5.6 million was drawn on the facility.

     In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, the $25.0 million revolving credit facility and $18.3 million in term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition).

     In January of 2002, KPP issued 1.25 million limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's $275 million revolving credit facility.

     In February 2002, KPOP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the $188.9 million outstanding under the $275 million revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

     On February 28, 2002, KPP acquired Statia for approximately $194 million in cash. The acquired Statia subsidiaries have approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's $275 million revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. On March 1, 2002, KPP announced that it had commenced the procedure to redeem all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption is expected to be funded by KPP's $275 million revolving credit facility.

     See also "Item 1 - Regulation", regarding the FERC's Lakehead decision.

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser, whereby, the Company will pay Xanser an amount equal to the expenses incurred by Xanser in connection with the
Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of Xanser's Series A Preferred Stock and approximately $2.1 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of common shares is taxable to Xanser, which will recognize taxable income to the extent of the excess of the value of the Company's common shares distributed over the tax basis of the Company's assets in the hands of Xanser. Xanser will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement obligates the Company to pay Xanser amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but Xanser estimates that the tax will approximate $14.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in long-term payables and other liabilities at December 31, 2001 is approximately $14.7 million for such costs and expenses. The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that, in the sole judgement of Xanser, (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses in the current year and the preceding years. In the event of an examination of Xanser by Federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.


CRITICAL ACCOUNTING POLICIES
----------------------------

     The carrying value of KPP's property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of". To the extent that impairment is indicated to exist, an impairment loss is recognized by KPP under SFAS No. 121 based on fair value. The application of SFAS No. 121 did not have a material impact on the results of operations of KPP for the years ended December 31, 2001, 2000 or 1999. However, future evaluations of carrying value are dependent of many factors, some of which are out of KPP's control, including demand for refined petroleum products and terminaling services in KPP's market areas, and local, state and Federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of KPP.

     KPP environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded by KPP when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or KPP's commitment to a formal plan of action. The application of KPP's environmental accounting policies did not have a material impact on the results of operations of KPP for the years ended December 31, 2001, 2000 or 1999. Although KPP believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from operations of KPP could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of KPP.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In July of 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also specifies the criteria for recording intangible assets other than goodwill in a business combination. The Company is currently assessing the impact of SFAS No. 141 on its financial statements.

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

     On October 3, 2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.


Item 7(a).  Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $253.6 million (including KPP's debt) at December 31, 2001, a one percent increase in interest rates would increase annual net interest expense and decrease interest of outside non-controlling partners in KPP's net income by approximately $2.5 million and $1.7 million, respectively.


Item 8.    Financial Statements and Supplementary Data

     The financial statements and supplementary data of the Company begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1)  Financial Statements                                                                        Beginning
                                                                                                           Page
         Set  forth  below ris a list  of financial statements appearing in this report.

         Kaneb Services LLC Financial Statements:
           Independent Auditors' Report..............................................................     F - 1
           Consolidated Statements of Income - Three Years Ended December 31, 2001...................     F - 2
           Consolidated Balance Sheets - December 31, 2001 and 2000..................................     F - 3
           Consolidated Statements of Cash Flows - Three Years Ended December 31, 2001...............     F - 4
           Consolidated Statements of Shareholders' Equity - Three Years
              Ended December 31, 2001................................................................     F - 5
           Notes to Consolidated Financial Statements................................................     F - 6

     (a)(2)  Financial Statement Schedules

         Set forth below are the financial statement schedules appearing in this report.

         Schedule I - Kaneb Services LLC (Parent Company) Condensed Financial Statements:
           Statement of Income - Period from June 30, 2001 to December 31, 2001......................     F - 20
           Balance Sheet - December 31, 2001.........................................................     F - 21
           Statement of Cash Flows - Period from June 30, 2001 to December 31, 2001..................     F - 22

         Schedule II - Kaneb Services LLC Valuation and Qualifying Accounts - Years Ended
           December 31, 2001, 2000 and 1999..........................................................     F - 23

          Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto. Schedule I information for periods prior to June 30, 2001 has been omitted since the Parent Company was not formed and capitalized prior to that date.

    (a)(3)  List of Exhibits

3.01 Amended and Restated Limited Liability Company Agreement of Registrant, filed as Exhibit 3.1 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

4.01 Specimen Common Share Certificate, filed as Exhibit 4.01 to the exhibits to Registrant's Form 10/A, dated May 1, 2001, which exhibit is hereby incorporated by reference.

4.02 Kaneb Services LLC 2001 Incentive Plan, filed as Exhibit 4.2 to the exhibits to Registrant's Registration Statement on Form S-8 ("Form S-8") (S.E.C. File No. 333-65404), which exhibit is hereby incorporated by reference.

10.01 Distribution Agreement by and between the Registrant and Kaneb Services, Inc., filed as Exhibit 10.1 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

10.02 Administrative Services Agreement by and between the Registrant and Kaneb Services, Inc., filed as Exhibit 10.2 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

10.03 Rights Agreement by and between the Registrant and The Chase Manhattan Bank, filed as Exhibit 10.3 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

10.04 Employee Benefits Agreement by and between the Registrant and Kaneb Services, Inc., filed as Exhibit 10.04 to the exhibits to Registrant's Form 10/A, dated May 24, 2001, which exhibit is hereby incorporated by reference.

10.05 ST Agreement and Plan of Merger dated December 21, 1992 by and among Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc., as amended by Amendment of STS Merger Agreement dated March 2, 1993, filed as Exhibit 10.1 of the exhibits to Kaneb Pipe Line Partners, L.P.'s Current Report on Form 8-K, dated March 16, 1993, which exhibit is hereby incorporated by reference.

10.06 Agreement for Sale and Purchase of Assets between Wyco Pipe Line Company and Kaneb Pipe Line Operating Partnership, L.P., dated February 19, 1995, filed as Exhibit 10.1 of the exhibits to the Kaneb Pipe Line Partners, L.P.'s March 1995 Form 8-K, which exhibit is hereby incorporated by reference.

10.07 Asset Purchase Agreements between and among Steuart Petroleum Company, SPC Terminals, Inc., Piney Point Industries, Inc., Steuart Investment Company, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Operating Partnership, L.P., as amended, dated August 27, 1995, filed as Exhibits 10.1, 10.2, 10.3, and 10.4 of the exhibits to Kaneb Pipe Line Partners, L.P's Current Report on Form 8-K dated January 3, 1996, which exhibits are hereby incorporated by reference.

10.08 Credit Agreement dated March 25, 1998 between Martin Oil Corporation and Harris Trust & Savings Bank, filed as Exhibit 10.08 to the exhibits to Registrant's Form 10/A, dated May 1, 2001, which exhibit is hereby incorporated by reference.

10.09 First Amendment to Credit Agreement dated March 18, 1999 between Martin Oil Corporation and Harris Trust & Savings Bank, filed as Exhibit 10.09 to the exhibits to Registrant's Form 10/A, dated May 1, 2001, which exhibit is hereby incorporated by reference.

10.10 Second Amendment to Credit Agreement dated February 11, 2000 between Martin Oil Corporation and Harris Trust & Savings Bank, filed as Exhibit
       10.10 to the exhibits to Registrant's Form 10/A, dated May 1, 2001, which exhibit is hereby incorporated by reference.

10.11 Formation and Purchase Agreement, by and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998, filed as Exhibit 10.9 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

10.12 Agreement, by and among, GATX Terminals Limited, ST Services Ltd., ST Eastham, Ltd., GATX Terminals Corporation, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Partners, L.P., dated January 26, 1999, filed as Exhibit 10.10 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

10.13 Credit Agreement, by and among, Kaneb Pipe Line Operating Partnership, L.P., ST Services, Ltd. and SunTrust Bank, Atlanta, dated January 27, 1999, filed as Exhibit 10.11 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

10.14 Revolving Credit Agreement, dated as of December 28, 2000 by and among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., the Lenders party thereto, and SunTrust Bank, as Administrative Agent, filed as Exhibit 10.11 to Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 2000, which exhibit is hereby incorporated by reference.

10.15  Securities  Purchase  Agreement by and among Shore  Terminals  LLC, Kaneb
       Pipe Line Partners, L.P. and the Sellers Named Therein, dated as of September 22, 2000, Amendment No. 1 To Securities Purchase Agreement, dated as of November 28, 2000 and Registration Rights Agreement, dated as of January 3, 2001, filed as Exhibits 10.1, 10.2 and 10.3 of the exhibits to Kaneb Pipe Line Partners, L.P.'s Current Report on Form 8-K dated January 3, 2001, which exhibits are hereby incorporated by reference.

10.16 Kaneb Services LLC 401(k) Savings Plan, filed as Exhibit 10.16 to the exhibits to Registrant's Form 10/A, dated May 24, 2001, which exhibit is hereby incorporated by reference.

10.17 Credit Agreement by and between the Registrant and Kaneb Services, Inc., filed as Exhibit 10.5 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference. This credit commitment was permanently terminated effective December 10, 2001.

10.18 Loan Agreement by and between the Registrant, Kaneb Pipe Line Company LLC and the Bank of Scotland, filed as Exhibit 10.6 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

21     List of Subsidiaries, filed herewith.

23     Consent of KPMG LLP, filed herewith.

24 Powers of Attorney (included in this report and incorporated herein by reference.)


   (b) Reports on Form 8-K

            None.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors of Kaneb Services LLC

We have audited the accompanying consolidated balance sheets of Kaneb Services LLC and its subsidiaries (the "Company") as listed in the index appearing in
Item 14(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the index appearing under Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                    KPMG LLP

Dallas, Texas
February 11, 2002

                               KANEB SERVICES LLC
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2001              2000              1999
                                                                 ---------------   --------------    --------------

Revenues:
   Services...................................................   $   207,796,000   $  156,232,000    $  158,028,000
   Products...................................................       327,542,000      381,186,000       212,298,000
                                                                 ---------------   --------------    --------------

      Total revenues..........................................       535,338,000      537,418,000       370,326,000
                                                                 ---------------   --------------    --------------

Costs and expenses:
   Cost of products sold......................................       326,230,000      377,132,000       209,165,000
   Operating costs............................................        91,704,000       70,399,000        70,012,000
   Depreciation and amortization..............................        23,261,000       16,320,000        15,094,000
   General and administrative.................................        14,352,000       13,519,000        11,144,000
   Gain on sale of assets.....................................           -             (1,126,000)          -
                                                                 ---------------   --------------    --------------

      Total costs and expenses................................       455,547,000      476,244,000       305,415,000
                                                                 ---------------   --------------    --------------


Operating income..............................................        79,791,000       61,174,000        64,911,000

Interest and other income.....................................         4,132,000          332,000           445,000
Interest expense..............................................       (15,381,000)     (13,346,000)      (13,878,000)
                                                                 ---------------   --------------    --------------

Income before gain on issuance of units by KPP, income taxes, interest of outside non-controlling partners in KPP's net
   income and extraordinary item..............................        68,542,000       48,160,000        51,478,000

Gain on issuance of units by KPP..............................         9,859,000           -             16,764,000
Income tax benefit (expense)..................................           998,000       (2,824,000)        9,494,000
Interest of outside non-controlling partners in KPP's
   net income.................................................       (50,217,000)     (32,693,000)      (33,479,000)
                                                                 ---------------   --------------    --------------
Income before extraordinary item..............................        29,182,000       12,643,000        44,257,000

Extraordinary item - loss on extinguishment of debt
   by KPP, net of income taxes and interest of outside
   non-controlling partners in KPP............................          (859,000)          -                -
                                                                 ---------------   --------------    --------------
Net income....................................................   $    28,323,000   $   12,643,000    $   44,257,000
                                                                 ===============   ==============    ==============

Earnings per share:
   Basic:
      Before extraordinary item...............................   $          2.65   $         1.19    $         4.22
      Extraordinary item......................................             (0.08)          -                -
                                                                 ---------------   --------------    --------------
                                                                 $          2.57   $         1.19    $         4.22
                                                                 ===============   ==============    ==============
   Diluted:
      Before extraordinary item...............................   $          2.54   $         1.15    $         4.06
      Extraordinary item......................................             (0.08)          -                -
                                                                 ---------------   --------------    --------------
                                                                 $          2.46   $         1.15    $         4.06
                                                                 ===============   ==============    ==============

                See notes to consolidated financial statements.

                               KANEB SERVICES LLC
                           CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,
                                                                                   --------------------------------
                                                                                        2001              2000
                                                                                   --------------    --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................   $   10,004,000    $    6,394,000
   Accounts receivable..........................................................       32,890,000        38,417,000
   Inventories..................................................................        8,402,000        15,998,000
   Prepaid expenses and other...................................................        3,378,000         5,521,000
                                                                                   --------------    --------------
      Total current assets......................................................       54,674,000        66,330,000
                                                                                   --------------    --------------

Property and equipment..........................................................      639,291,000       459,070,000
Less accumulated depreciation...................................................      157,895,000       137,622,000
                                                                                   --------------    --------------
      Net property and equipment................................................      481,396,000       321,448,000
                                                                                   --------------    --------------
Investments in affiliates.......................................................       22,252,000        22,568,000

Excess of cost over fair value of net assets of acquired businesses
   and other assets.............................................................       13,445,000        19,506,000
                                                                                   --------------    --------------
                                                                                   $  571,767,000    $  429,852,000
                                                                                   ==============    ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................   $   15,152,000    $   13,093,000
   Accrued expenses.............................................................       18,753,000        14,965,000
   Accrued distributions payable to shareholders................................        4,131,000           -
   Accrued distributions payable to outside non-controlling
      partners in KPP's net income..............................................       11,392,000         9,250,000
   Deferred terminaling fees....................................................        6,515,000         3,717,000
                                                                                   --------------    --------------
      Total current liabilities.................................................       55,943,000        41,025,000
                                                                                   --------------    --------------

Long-term debt..................................................................      277,302,000       184,052,000

Long-term payables and other liabilities........................................       36,371,000        13,425,000

Interest of outside non-controlling partners in KPP.............................      168,219,000       119,981,000

Commitments and contingencies

Shareholders' equity:
   Shareholders' investment.....................................................       34,428,000        71,774,000
   Accumulated other comprehensive income (loss)
      - foreign currency translation adjustment.................................         (496,000)         (405,000)
                                                                                   --------------    --------------
                                                                                       33,932,000        71,369,000
                                                                                   --------------    --------------
                                                                                   $  571,767,000    $  429,852,000
                                                                                   ==============    ==============


                See notes to consolidated financial statements.

                              KANEB SERVICES LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2001              2000              1999
                                                                 ---------------   --------------    --------------

Operating activities:
   Net income.................................................   $    28,323,000      $12,643,000    $   44,257,000
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization...........................        23,261,000       16,320,000        15,094,000
      Equity in earnings of affiliates, net of distributions..            (5,000)        (154,000)       (1,072,000)
      Interest of outside non-controlling partners in KPP's
        net income............................................        50,217,000       32,693,000        33,479,000
      Gain on issuance of units by KPP........................        (9,859,000)          -            (16,764,000)
      Gain on sale of assets .................................           -             (1,126,000)          -
      Deferred income taxes...................................          (999,000)       2,448,000        (9,147,000)
      Extraordinary item......................................           859,000           -                -
      Other...................................................        (5,728,000)       1,101,000         1,386,000
      Changes in working capital components:
        Accounts receivable...................................         7,617,000       (4,760,000)      (11,959,000)
        Inventories and prepaid expenses......................         8,770,000       (6,759,000)       (6,491,000)
        Accounts payable and accrued expenses.................         7,620,000        1,115,000         3,932,000
                                                                 ---------------   --------------    --------------
        Net cash provided by operating activities.............       110,076,000       53,521,000        52,715,000
                                                                 ---------------   --------------    --------------

Investing activities:
   Acquisitions of terminals by KPP, net of cash acquired.....      (111,562,000)     (12,264,000)      (44,390,000)
   Capital expenditures.......................................       (17,309,000)      (9,533,000)      (14,620,000)
   Proceeds from sale of assets...............................         2,807,000        1,961,000           -
   Other......................................................        (2,157,000)         (74,000)         (973,000)
                                                                 ---------------   --------------    --------------
        Net cash used in investing activities.................      (128,221,000)     (19,910,000)      (59,983,000)
                                                                 ---------------   --------------    --------------

Financing activities:
   Issuance of debt...........................................       269,625,000       20,724,000        59,508,000
   Payments on debt...........................................      (182,915,000)      (3,700,000)      (58,332,000)
   Issuance of common shares..................................         2,354,000           -                -
   Distributions to shareholders..............................        (4,137,000)          -                -
   Distributions to outside non-controlling
      partners in KPP.........................................       (44,040,000)     (37,000,000)      (35,426,000)
   Changes in long-term payables and other liabilities........       (19,132,000)     (13,491,000)      (19,676,000)
   Net proceeds from issuance of units by KPP.................           -                 -             65,574,000
                                                                 ---------------   --------------    --------------
        Net cash provided by (used in) financing activities...        21,755,000      (33,467,000)       11,648,000
                                                                 ---------------   --------------    --------------

Increase in cash and cash equivalents.........................         3,610,000          144,000         4,380,000
Cash and cash equivalents at beginning of period..............         6,394,000        6,250,000         1,870,000
                                                                 ---------------   --------------    --------------
Cash and cash equivalents at end of period....................   $    10,004,000   $    6,394,000    $    6,250,000
                                                                 ===============   ==============    ==============

Supplemental cash flow information:
   Cash paid for interest.....................................   $    15,044,000   $   13,529,000    $   13,253,000
                                                                 ===============   ==============    ==============
   Cash paid for income taxes.................................   $       312,000   $      601,000    $      417,000
                                                                 ===============   ==============    ==============
   Non-cash investing and financing activities-
      Issuance of units in connection with
      acquisition of terminals by KPP.........................   $    56,488,000   $       -         $      -
                                                                 ===============   ==============    ==============

                See notes to consolidated financial statements.

                               KANEB SERVICES LLC
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                    Accumulated
                                                                       Other
                                                 Shareholders'     Comprehensive                      Comprehensive
                                                  Investment       Income (Loss)        Total            Income
                                                 -------------    --------------    -------------    --------------
Balance at January 1, 1999..................     $  37,192,000    $        -        $  37,192,000    $        -

     Net income for the year................        44,257,000             -           44,257,000        44,257,000
     Capital contributions..................         5,588,000             -            5,588,000             -
     Foreign currency translation adjustment              -             (204,000)        (204,000)         (204,000)
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   44,053,000
                                                                                                     ==============

Balance at December 31, 1999................        87,037,000          (204,000)      86,833,000             -

     Net income for the year................        12,643,000             -           12,643,000        12,643,000
     Capital contributions..................         2,094,000             -            2,094,000             -
     Dividends..............................       (30,000,000)            -          (30,000,000)            -
     Foreign currency translation adjustment              -             (201,000)        (201,000)         (201,000)
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   12,442,000
                                                                                                     ==============

Balance at December 31, 2000................        71,774,000          (405,000)      71,369,000             -

     Net income for the year................        28,323,000             -           28,323,000        28,323,000
     Capital contributions..................           328,000             -              328,000             -
     Dividends..............................       (61,310,000)            -          (61,310,000)            -
     Distributions declared.................        (8,268,000)            -           (8,268,000)            -
     Issuance of common shares and other....         3,581,000             -            3,581,000             -
     Foreign currency translation adjustment              -              (91,000)         (91,000)          (91,000)
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   28,232,000
                                                                                                     ==============

Balance at December 31, 2001................     $  34,428,000    $     (496,000)   $  33,932,000
                                                 =============    ==============    =============

                 See notes to consolidated financial statements.

                               KANEB SERVICES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser, whereby, the Company will pay Xanser an amount equal to the expenses incurred by Xanser in connection with the
Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of Xanser's Series A Preferred Stock and approximately $2.1 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of common shares is taxable to Xanser, which will recognize taxable income to the extent of the excess of the value of the Company's common shares distributed over the tax basis of the Company's assets in the hands of Xanser. Xanser will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement obligates the Company to pay Xanser amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but Xanser estimates that the tax will approximate $14.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in long-term payables and other liabilities at December 31, 2001 is approximately $14.7 million for such costs and expenses. The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that, in the sole judgement of Xanser, (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses in the current year and the preceding years. In the event of an examination of Xanser by Federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.

       Basis of Presentation

       The consolidated financial statements reflect the results of operations of the Company, which is comprised of the pipeline, terminaling and product marketing businesses of Xanser that were distributed to the stockholders of Xanser on June 29, 2001. The consolidated financial statements have been prepared using the historical bases in the assets and liabilities and historical results of operations related to these businesses. All significant intercompany transactions and balances have been eliminated.

       Cash and Cash Equivalents

       The Company's policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. Such investments are valued at cost, which approximates market, and are classified as cash equivalents.

       Inventories

       Inventories consist primarily of petroleum products purchased for resale in the product marketing business and are valued at the lower of cost or market. Cost is determined using the weighted average cost method.

       Property and Equipment

       Property and equipment are carried at historical cost. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed. Depreciation of property and equipment is provided on a straight-line basis at rates based upon expected useful lives of various classes of assets. The rates used for pipeline and certain storage facilities, which are subject to regulation, are the same as those which have been promulgated by the Federal Energy Regulatory Commission (the "FERC").

       The carrying value of KPP's property and equipment is periodically evaluated using undiscounted future cash flows as the basis for determining if impairment exists under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". To the extent impairment is indicated to exist, an impairment loss will be recognized by KPP under SFAS No. 121 based on fair value.

       Revenue and Income Recognition

       Pipeline transportation revenues are recognized as services are provided. Storage fees are billed one month in advance and are reported as deferred income. Revenue is recognized in the month services are provided. Revenues from the product marketing business are recognized when product is sold and title and risk pass to the customer.

       Sales of Securities by Subsidiaries

       The Company recognizes gains and losses in the statements of income resulting from subsidiary sales of additional equity interest, including KPP limited partnership units, to unrelated parties.

       Foreign Currency Translation

       The Company translates the balance sheet of KPP's foreign subsidiary using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in Shareholder's Equity. Gains and losses resulting from foreign currency transactions are included in the statements of income.

       Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

       The excess of cost over the fair value of net assets of acquired businesses is being amortized on a straight-line basis over periods ranging from 20 to 40 years. Accumulated amortization was $0.2 million at December 31, 2001.

       The Company periodically evaluates the proprietary of the carrying amount of the excess of cost over fair value of net assets of acquired businesses, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of the amortization period. The Company believes that no such impairment has occurred and that no reduction in the amortization period is warranted.

       Environmental Matters

       KPP environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded by KPP when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or KPP's commitment to a formal plan of action.

       Comprehensive Income

       The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Company's financial position or results of operations.

       Cash Distributions

       The Company expects to make quarterly distributions of 100% of available cash, as defined in the limited liability agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $.3625 per share were declared for each of the third and fourth quarters of 2001.

       Accounting for Income Taxes

       The accompanying financial statements have been prepared under SFAS No. 109, "Accounting for Income Taxes", assuming the Company were a separate entity. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As a result of the Distribution on June 29, 2001, the Company became a pass-through entity with its income, for federal and state purposes, taxed at the shareholder level instead of the Company paying such taxes.

       Earnings Per Share

       Earnings per share for the period subsequent to the Distribution has been calculated using basic and diluted weighted average shares outstanding for each of the periods presented. Prior to June 30, 2001, the basic weighted average shares were calculated by adjusting Xanser's historical basic weighted average shares outstanding for the applicable period to reflect the number of Company shares that would have been outstanding at the time assuming the distribution of one Company common share for each three shares of Xanser common stock. For periods prior to the Distribution, the diluted weighted average shares reflect an estimate of the potential dilutive effect of common stock equivalents. Such estimate is calculated based on Xanser's dilutive effect of common stock equivalents. For the years ended December 31, 2001, 2000 and 1999, basic weighted average shares outstanding were 11,014,000, 10,589,000 and 10,484,000, and diluted weighted average shares outstanding were 11,509,000, 11,029,000 and 10,897,000, respectively.

       Derivative Instruments

       Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. SFAS No. 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. On January 1, 2001, the Company was not a party to any derivative contracts, accordingly, initial adoption of SFAS No. 133 at that date did not have any effect on the Company's result of operations or financial position.

       In March of 2001, a wholly-owned subsidiary of KPP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts were included as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million, before income taxes and interest of outside non-controlling partners in KPP's net income.

       Estimates

       The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Recent Accounting Pronouncements

       In July of 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also specifies the criteria for recording intangible assets other than goodwill in a business combination. The Company is currently assessing the impact of SFAS No. 141 on its financial statements.

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

       On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.


2.     PUBLIC OFFERING OF UNITS BY KPP

       In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in note 3). As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, in 1999, the Company recognized a $16.8 million gain before deferred income taxes of $6.4 million.


3.     ACQUISITIONS

       On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under KPP's $275 million unsecured revolving credit agreement, with a group of banks (see Note 6). The acquisition has been accounted for, beginning in January 2001, using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in the first quarter of 2001. Assuming the Shore acquisition occurred on January 1, 2000, unaudited pro forma revenues, net income, basic earnings per share and diluted earnings per share for the year ended December 31, 2000 would be $570.8 million, $12.4 million, $1.17 and $1.12, respectively.

       On February 1, 1999, KPP, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed by KPP with term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid by KPP in July 1999 with the proceeds from a public unit offering (see Note 2).


4.     INCOME TAXES

       The Company has historically participated with Xanser in filing a consolidated federal income tax return. Tax expense reported in the consolidated financial statements prior to the Distribution represents the tax expense of the Company and its subsidiaries as if they had filed on a separate return basis. Effective with the Distribution, the Company became a pass-through entity with its income, for Federal and state purposes, taxed at the shareholder level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences (a net $8.6 million deferred tax liability) were eliminated, resulting in a credit to income tax expense in the second quarter of 2001.

       Certain KPP terminaling operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income before tax expense for these subsidiaries was $4.5 million, $4.1 million and $4.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. KPP has recorded a deferred tax liability of $6.1 million and $5.9 million as December 2001 and 2000, respectively, which is associated with these subsidiaries.

       Income tax expense (benefit) is made up of the following components:

                                                                 Year ended December 31,
                                                  -----------------------------------------------------
                                                        2001              2000               1999
                                                  ---------------    ---------------   ----------------
       Federal:
         Current...............................   $          -       $      (203,000)  $        311,000
         Deferred..............................        (1,972,000)         1,434,000        (10,129,000)
                                                  ---------------    ---------------   ----------------
                                                       (1,972,000)         1,231,000         (9,818,000)
                                                  ---------------    ---------------   ----------------
       Foreign:
         Current...............................              -                  -                  -
         Deferred..............................         1,144,000            991,000          1,296,000
                                                  ---------------    ---------------   ----------------
                                                        1,144,000            991,000          1,296,000
                                                  ---------------    ---------------   ----------------
       State:
         Current...............................           590,000            579,000           (659,000)
         Deferred..............................          (760,000)            23,000           (313,000)
                                                  ---------------    ---------------   ----------------
                                                         (170,000)           602,000           (972,000)
                                                  ---------------    ---------------   ----------------

       Total income tax expense (benefit)......   $      (998,000)   $     2,824,000   $     (9,494,000)
                                                  ===============    ===============   ================

       Prior to the Distribution, the Company maintained a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. For the years ended December 31, 2000 and 1999, the Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations by $4.6 million and $23.3 million, respectively. The Company considered positive evidence, including the effect of the Distribution, recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs, among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Upon completion of the Distribution, all remaining deferred tax assets relating to previously recorded net operating loss carryforwards ($16.2 million), which were utilized by Xanser to offset federal income taxes resulting from the Distribution, were charged directly to shareholders' equity.


5.     PROPERTY AND EQUIPMENT

       The cost of property and equipment is summarized as follows:

                                                        Estimated                      December 31,
                                                         useful        ---------------------------------------------
                                                      life (years)            2001                       2000
                                                     --------------    -----------------         -------------------

       Land......................................          --          $      43,005,000         $       23,360,000
       Buildings.................................          35                 10,849,000                  9,159,000
       Furniture and fixtures....................          16                  4,092,000                  3,574,000
       Transportation equipment..................           6                  5,092,000                  4,469,000
       Machinery and equipment...................        20 - 40              32,750,000                 32,996,000
       Pipeline and terminaling equipment........        20 - 40             534,292,000                378,123,000
       Construction and work-in-progress.........          --                  9,211,000                  7,389,000
                                                                       -----------------         ------------------
       Total property and equipment..............                            639,291,000                459,070,000
         Less accumulated depreciation...........                            157,895,000                137,622,000
                                                                       -----------------         ------------------
       Net property and equipment................                      $     481,396,000         $      321,448,000
                                                                       =================         ==================

6.     LONG-TERM DEBT

       Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                    2001                  2000
                                                                              ---------------       ---------------
       Revolving credit facility, due July 2008.......................        $     9,125,000       $         -
       KPP first mortgage notes, repaid in January 2001...............                  -               128,000,000
       KPP $25 million revolving credit facility, repaid
         in January 2001..............................................                  -                15,000,000
       KPP term loan, due January 2002................................             23,724,000            23,900,000
       KPP $275 million revolving credit facility, due December 2003..            238,900,000                 -
       Revolving credit facility of subsidiary, due March 2003........              5,553,000            17,152,000
                                                                              ---------------       ---------------
       Total long-term debt...........................................        $   277,302,000       $   184,052,000
                                                                              ===============       ===============

       In December 2000, KPP entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility, which is without recourse to the Company, bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates. Absent an event of default, such covenants do not restrict distributions to the Company or other limited partner interests. In January of 2001, proceeds from the facility were used to repay in full KPP's $128 million of mortgage notes and $15 million outstanding under its $25 million revolving credit facility. An additional $107 million was used to finance the cash portion of the Shore acquisition. Under the provisions of the mortgage notes, KPP incurred $6.5 million in prepayment penalties which, net of income taxes and interest of outside non-controlling partners in KPP's net income, has been recognized as an extraordinary expense in the first quarter of 2001. At December 31, 2001, $238.9 million was drawn on the facility, at an interest rate of 2.69%, which is due in December 2003.

       In January 1999, KPP, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provided for the issuance of $39.2 million in term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general partnership purposes. $18.3 million of the term loans were repaid in July 1999 with the proceeds from KPP's public unit offering. The remaining portion ($23.7 million at December 31, 2001), with a fixed rate of 7.25%, is due in December 2003. The term loans under the credit agreement, as amended, are unsecured and are pari passu with the $275 million revolving credit facility. The term loans contain certain financial and operational covenants.

       The product marketing subsidiary has a credit agreement with a bank that, as amended, provides for a $20 million revolving credit facility through March 2003. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the product marketing business and by 500,000 KPP limited partnership units held by a subsidiary of the Company. At December 31, 2001, $5.6 million was drawn on the facility.


7.     RETIREMENT PLANS

       Prior to the Distribution, substantially all of the Company's domestic employees were covered by Kaneb Services, Inc.'s defined contribution plan, which provided for varying levels of employer matching. Effective with the Distribution, the Company adopted a similar defined contribution plan for its employees. The Company's contributions under these plans were $1.0 million, $0.8 million and $0.8 million for 2001, 2000 and 1999, respectively.


8.     EMPLOYEE STOCK PLANS

       The Company has various plans for officers, directors and key employees under which stock options, deferred stock units and restricted stock may be issued.

       Stock Options

       The options granted under the plan generally expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant.

       In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility of 2.40% based on weekly average variances of KPP's units prior to the Distribution and the Company's common shares after the Distribution for the ten year period preceding issuance, a risk-free rate of return of 5.39% based on the 30-year U.S. treasury bill rate for the ten-year expected life of the options, and an annual dividend yield of 8.4%. Using estimates calculated by such option pricing model, pro forma net income, basic earnings per share and diluted earnings per share would have been $28,284,000, $2.51 and $2.41, respectively for the year ended December 31, 2001.

       In connection with the Distribution, the Company issued options in its common shares to all holders of Kaneb Services, Inc. common stock options in order to maintain the same intrinsic value for each holder as at the time of the Distribution. At the Distribution date, the exercise price for each option to purchase shares of Kaneb Services, Inc. common stock was reduced to an amount equal to the result of (1) the fair market value of a share of Kaneb Services, Inc.'s common stock on the ex-dividend date multiplied by (2) a fraction, the numerator of which was the original exercise price for the option and the denominator of which was the fair market value of a share of Kaneb Services, Inc.'s common stock on the last trading date prior to the ex-dividend date. The number of shares subject to the Kaneb Services, Inc. stock option was not changed as a result of the Distribution. With regard to options issued for shares of the Company, the exercise price applicable was that price that created the same ratio of exercise price to market price as in the adjusted exercise price applicable to the holders of Kaneb Services, Inc. options. The number of common shares subject to options issued by the Company was such number necessary to produce an intrinsic value (determined as of the ex-dividend date) that, when added to the intrinsic value of the adjusted Kaneb Services, Inc. option (determined as of the ex-dividend date), equaled the pre-distribution intrinsic value of the Kaneb Services, Inc. option, if any, (determined as of the last trading date prior to the ex-dividend date). However options to purchase fractional common shares of the Company were not granted. The fair market values of shares of Kaneb Services, Inc.'s common stock and the Company's common shares were based upon the closing sales price of the stock on the last trading date prior to the ex-distribution date and the opening sales price of the shares on the ex-distribution date. All options issued by the Company, excluding the Company's corporate staff and Xanser's corporate staff, were issued without restrictions on exercise.

       At December 31, 2001, options on 669,701 shares at prices ranging from $3.27 to $14.33 were outstanding, of which 345,653 were exercisable at prices ranging from $3.27 to $11.28.

       Deferred Stock Unit Plan

       In 1996, Kaneb Services, Inc. implemented a stock-based deferred compensation plan (Deferred Stock Unit or DSU Plan) whereby officers, directors and key executives were permitted to defer compensation on a pretax basis to receive shares of Kaneb Services, Inc. common stock at a predetermined date after the end of the compensation deferral period. In connection with the Distribution, the Company agreed to issue Deferred Stock Units (DSUs) equivalent in price to the Company's common shares at that time. For every three Kaneb Services, Inc. DSUs held, the Company issued one DSU, such that the intrinsic value of each holder's deferred compensation account remained unchanged as a result of the Distribution. In addition, upon the payment date of any dividends on the Company's common shares, the Company agreed to credit each deferred account with the equivalent value of the dividend. Upon the scheduled payment of the deferred accounts, the Company agreed to issue one common share for each DSU relative to Company DSUs previously issued and to pay the equivalent of the accumulated deferred dividends to the previously deferred account holder. All other terms of the DSU Plan remained unchanged. Similarly, Kaneb Services, Inc. agreed to issue to employees of the Company who hold DSUs, the number of shares of Kaneb Services, Inc. (now Xanser) common stock subject to the Kaneb Services, Inc. DSUs held by those employees. At December 31, 2001, approximately 190,000 common shares of the Company are issuable under this arrangement.

       Restricted Stock

       In September 2001, the Company issued an aggregate of 30,000 restricted common shares to the outside Directors of the Company. All of such shares vest or become transferable in one-third increments on each anniversary date after issuance. In conjunction will the issuance and commencement of vesting of the restricted shares, the Company recognized a total expense of $0.1 million in 2001.


9.     COMMITMENTS AND CONTINGENCIES

       The following is a schedule by years of future minimum lease payments under KPP's operating leases as of December 31, 2001:

       Year ending December 31:
            2002......................................    $   2,664,000
            2003......................................        2,433,000
            2004......................................        1,979,000
            2005......................................        1,411,000
            2006......................................        1,383,000
                                                          -------------
            Total minimum lease payments..............    $   9,870,000
                                                          =============

       Total rent expense under operating leases amounted to $4.2 million, $3.2 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

       The operations of KPP are subject to Federal, state and local laws and regulations in the United States and the United Kingdom relating to protection of the environment. Although KPP believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP. KPP has recorded an undiscounted reserve for environmental claims in the amount of $13.5 million at December 31, 2000, including $12.8 million related to acquisitions of pipelines and terminals. During 2001 and 2000, respectively, KPP incurred $5.2 million and $2.3 million of costs related to such acquisition reserves and reduced the liability accordingly.

       In December 1995, KPP acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates. The asset purchase agreement includes a provision for an earn-out payment, which, if incurred, would be recorded as additional purchase price, based upon revenues of one of the terminals exceeding a specified amount for a seven-year period ending in December 2002. No amount was payable under the earn-out provision in 1999, 2000 and 2001.

       The asset purchase agreement entered into by a subsidiary of the Company in connection with the 1998 acquisition of its product marketing business includes a provision for an earn-out based on annual operating results of the acquired business for a five-year period ending March 2003. In 2000, $211,000 was paid under the earn-out provision and included as additional purchase price. No amounts were payable under the earn-out provision in 2001 or 1999.

       Certain subsidiaries of KPP were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which KPP's subsidiaries acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned not later than 1976, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of KPP acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of KPP's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

       At the end of the trial, the jury returned a verdict including findings that (1) Grace had breached a provision of the 1993 acquisition agreement by failing to disclose matters related to the pipeline, and (2) the pipeline was abandoned before 1978 -- 15 years before KPP's subsidiaries acquired ST Services. On August 30, 2000, the Judge entered final judgment in the case that Grace take nothing from the subsidiaries on its claims seeking recovery of remediation costs. Although KPP's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to indemnification from Grace if any such expenses were incurred in the future. Moreover, the Judge let stand a prior summary judgment ruling that the pipeline was an asset acquired by KPP's subsidiaries as part of the 1993 ST Services transaction and that any liabilities associated with the pipeline would have become liabilities of the subsidiaries. Based on that ruling, the Massachusetts Department of Environmental Protection and Samson Hydrocarbons Company (successor to Grace Petroleum Company) wrote letters to ST Services alleging its responsibility for the remediation, and ST Services responded denying any liability in connection with this matter. The Judge also awarded attorney fees to Grace of more than $1.5 million. Both KPP's subsidiaries and Grace have appealed the trial court's final judgment to the Texas Court of Appeals in Dallas. In particular, the subsidiaries have filed an appeal of the judgement finding that the Otis pipeline and any liabilities associated with the pipeline were transferred to them as well as the award of attorney fees to Grace.

       On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay against actions against Grace. This automatic stay covers the appeal of the Dallas litigation, and the Texas Court of Appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once that stay is lifted, KPP's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

       The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR Site"), which has been declared a Superfund Site pursuant to CERCLA. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and KPP's subsidiaries, the Government advised the parties in April 1999 that it has identified two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

       By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the judgment by the Texas state court that, in the view of the DOJ, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. KPP believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs.

       On April 7,  2000,  a fuel oil  pipeline  in  Maryland  owned by  Potomac
Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which ST Services is general partner. PEPCO has reported that it expects to incur total cleanup costs of $70 million to $75 million. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. KPP and PEPCO have not, however, reached a final agreement regarding our proportionate responsibility for this cleanup effort and have reserved all rights to assert claims for contribution against each other. KPP cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially adversely affect KPP's financial condition.

       As a result of the rupture, purported class actions have been filed against PEPCO and ST Services in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA"). The court consolidated all of these cases in a case styled as In re Swanson Creek Oil Spill Litigation. The trial judge recently granted preliminary approval of a $2,250,000 class settlement, with ST Services and PEPCO each contributing half of the settlement fund. Notice of the proposed settlement will be sent to putative class members and putative class members have until March 26, 2002 to opt out. ST Services or PEPCO can void the settlement if too many putative class members opt out and elect to pursue separate litigation. A hearing on final settlement will be held on April 15, 2002. If the settlement is finally approved, this litigation should be concluded in 2002. It is expected that most class members will elect to participate in the class settlement, but it is possible that even if the In re Swanson Creek Oil Spill Litigation settlement becomes final, ST Services may still face litigation from opt-out plaintiffs. ST Services' insurance carriers have assumed the defense of these actions. While KPP cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on our financial condition.

       PEPCO and ST Services have agreed with the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. KPP believes that both the assessment costs and such damages are covered by insurance and will not materially adversely affect KPP's financial condition.

       The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the DOT in late 2001, and ST Services anticipates that the DOT will rule during the first quarter of 2002. In addition, by letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it plans to exercise its right to seek penalties from ST Services in connection with the April 7, 2000 spill. The ultimate amount of any penalty attributable to ST Services cannot be determined at this time, but KPP believes that this matter will not have a material adverse effect on its financial condition.

       The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


10.    RELATED PARTY TRANSACTIONS

       General and administrative expenses include allocations of actual costs incurred of approximately $0.2 million in 2001 and $0.8 million in 2000 and 1999, which were incurred by Kaneb Services, Inc. in providing services to the Company based on the time devoted to the Company. These services include accounting, tax, finance, legal, investor relations and employee benefit services. Such allocation is included in the accompanying combined statements of income as general and administrative expenses and as a capital contribution.


11.    BUSINESS SEGMENT DATA

       The Company conducts business through three principal operations; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids, and the "Product Marketing Operations", which provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions, as well as California. General corporate includes general and administrative costs, including accounting, tax, finance, legal, investor relations and employee benefit services. General corporate assets include cash, deferred income taxes and other assets not related to the segments.

       The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2001              2000              1999
                                                                 ---------------   --------------    --------------

      Business segment revenues:
        Pipeline operations...................................   $    74,976,000   $   70,685,000    $   67,607,000
        Terminaling operations................................       132,820,000       85,547,000        90,421,000
        Product marketing operations..........................       327,542,000      381,186,000       212,298,000
                                                                 ---------------   --------------    --------------
                                                                 $   535,338,000   $  537,418,000    $  370,326,000
                                                                 ===============   ==============    ==============
      Business segment profit:
        Pipeline operations...................................   $    36,773,000   $   36,213,000    $   35,836,000
        Terminaling operations................................        45,318,000       23,358,000        28,577,000
        Product marketing operations..........................          (611,000)       2,472,000         1,459,000
        General corporate.....................................        (1,689,000)        (869,000)         (961,000)
                                                                 ---------------   --------------    --------------
           Operating income...................................        79,791,000       61,174,000        64,911,000
        Interest expense......................................       (15,381,000)     (13,346,000)      (13,878,000)
        Interest and other income ............................         4,132,000          332,000           445,000
                                                                 ---------------   --------------    --------------
        Income before gain on issuance of units by KPP,
           income taxes, interest of outside non-controlling
           partners in KPP's' net income and
           extraordinary item.................................   $    68,542,000   $   48,160,000    $   51,478,000
                                                                 ===============   ==============    ==============

      Business segment assets:
        Depreciation and amortization:
           Pipeline operations................................   $     5,478,000   $    5,180,000    $    5,090,000
           Terminaling operations.............................        17,706,000       11,073,000         9,953,000
           Product marketing operations.......................            77,000           67,000            51,000
                                                                 ---------------   --------------    --------------
                                                                 $    23,261,000   $   16,320,000    $   15,094,000
                                                                 ===============   ==============    ==============

      Capital expenditures (excluding acquisitions):
        Pipeline operations...................................   $     4,309,000   $    3,439,000    $    3,547,000
        Terminaling operations................................        12,937,000        6,044,000        11,021,000
        Product marketing operations..........................            63,000           50,000            52,000
                                                                 ---------------   --------------    --------------
                                                                 $    17,309,000   $    9,533,000    $   14,620,000
                                                                 ===============   ==============    ==============


                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2001              2000              1999
                                                                 ---------------   --------------    --------------

      Total assets:
        Pipeline operations...................................   $   105,156,000   $  102,656,000    $  104,774,000
        Terminaling operations................................       443,215,000      272,407,000       261,179,000
        Product marketing operations..........................        19,313,000       35,364,000        28,101,000
        General corporate.....................................         4,083,000       19,425,000        33,554,000
                                                                 ---------------   --------------    --------------
                                                                 $   571,767,000   $  429,852,000    $  427,608,000
                                                                 ===============   ==============    ==============

       The following geographical area data includes revenues based on location of the operating segment and net property and equipment based on physical location.

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2001              2000              1999
                                                                 ---------------   --------------    --------------
   Geographical area revenues:
      United States...........................................   $   514,276,000   $  517,915,000    $  348,495,000
      United Kingdom..........................................        21,062,000       19,503,000        21,831,000
                                                                 ---------------   --------------    --------------
                                                                 $   535,338,000   $  537,418,000    $  370,326,000
                                                                 ===============   ==============    ==============
   Geographical area operating income:
      United States...........................................   $    74,275,000   $   56,725,000    $   59,037,000
      United Kingdom..........................................         5,516,000        4,449,000         5,874,000
                                                                 ---------------   --------------    --------------
                                                                 $    79,791,000   $   61,174,000    $   64,911,000
                                                                 ===============   ==============    ==============
   Geographical area net property and equipment:
      United States...........................................   $   440,226,000   $  282,778,000    $  275,251,000
      United Kingdom..........................................        41,170,000       38,670,000        41,705,000
                                                                 ---------------   --------------    --------------
                                                                 $   481,396,000   $  321,448,000    $  316,956,000
                                                                 ===============   ==============    ==============


12.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       The estimated fair value of all debt as of December 31, 2001 and 2000 was approximately $277 million and $191 million, as compared to the carrying value of $277 million and $184 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

       The Company does not believe that it has a significant concentration of credit risk at December 31, 2001, as its accounts receivable are generated from three business segments with customers located throughout the United States and the United Kingdom. No customer constituted 10% of the Company's combined revenues in 2001, 2000 or 1999.


13.    QUARTERLY FINANCIAL DATA (unaudited)

       Quarterly operating results for 2001 and 2000 are summarized as follows:

                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,         September 30,        December 31,
                                            ----------------    ----------------    ----------------    ---------------
       2001:
         Revenues........................   $    136,421,000    $    151,831,000    $   130,663,000     $  116,423,000
                                            ================    ================    ===============     ==============

         Operating income................   $     17,319,000    $     22,124,000    $    22,726,000     $   17,622,000
                                            ================    ================    ===============     ==============

         Net income......................   $      6,896,000(a) $     12,217,000(b) $     5,956,000     $    3,254,000
                                            ================    ================    ===============     ==============

         Earnings per share:
            Basic........................   $            .65    $           1.14    $           .55     $          .29
                                            ================    ================    ===============     ==============
            Diluted......................   $            .61    $           1.08    $           .52     $          .28
                                            ================    ================    ===============     ==============

      2000:
         Revenues........................   $    117,069,000    $    135,535,000    $   135,058,000     $  149,756,000
                                            ================    ================    ===============     ==============

         Operating income................   $     13,669,000    $     16,403,000    $    17,664,000     $   13,438,000
                                            ================    ================    ===============     ==============

         Net income......................   $      2,416,000    $      3,192,000    $     2,680,000     $    4,355,000 (c)
                                            ================    ================    ===============     ==============

         Earnings per share:
            Basic........................   $            .23    $            .31    $           .26     $          .41
                                            ================    ================    ===============     ==============
            Diluted......................   $            .22    $            .29    $           .24     $          .39
                                            ================    ================    ===============     ==============


       (a) See Note 2 regarding gain on issuance of units by KPP and Note 6 regarding extraordinary item - loss on extinguishment of KPP debt.
       (b)    See Note 4 regarding benefit resulting from change in tax status.
       (c) See Note 4 regarding reduction in valuation allowance for deferred tax assets.


14.    SUBSEQUENT EVENTS (unaudited)

       In January of 2002, KPP issued 1.25 million limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's $275 million revolving credit facility.

       In February 2002, KPOP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the $188.9 million outstanding under the $275 million revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

       On February 28, 2002, KPP acquired Statia for approximately $194 million in cash. The acquired Statia subsidiaries have approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's $275 million revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. On March 1, 2002, KPP announced that it had commenced the procedure to redeem all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption is expected to be funded by KPP's $275 million revolving credit facility.

                                                                      Schedule I

                       KANEB SERVICES LLC (PARENT COMPANY)
                          CONDENSED STATEMENT OF INCOME
                 Period from June 30, 2001 to December 31, 2001




General and administrative expenses..........................     $  (1,053,000)
Other income, net............................................            23,000
Equity in earnings of subsidiaries...........................        10,240,000
                                                                  -------------

   Net income................................................     $   9,210,000
                                                                  =============

Earnings per share:
   Basic.....................................................     $        0.84
                                                                  =============
   Diluted...................................................     $        0.80
                                                                  =============



               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)

                       KANEB SERVICES LLC (PARENT COMPANY)
                             CONDENSED BALANCE SHEET
                                December 31, 2001



                                     ASSETS
Current assets:
   Cash and cash equivalents.................................     $   1,369,000
   Prepaid expenses and other assets.........................           601,000
                                                                  -------------

     Total current assets....................................         1,970,000
                                                                  -------------

Investments in and advances to subsidiaries..................        62,358,000

Other assets.................................................           719,000
                                                                  -------------
                                                                  $  65,047,000
                                                                  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................     $     275,000
   Accrued expenses..........................................           629,000
   Accrued distributions payable.............................         4,131,000
                                                                  -------------
     Total current liabilities...............................         5,035,000
                                                                  -------------

Long-term debt...............................................         9,125,000

Long-term payables and other liabilities.....................        16,955,000

Shareholders' equity:
   Shareholders' investment..................................        34,428,000
   Accumulated other comprehensive income (loss)
     - foreign currency translation adjustment...............          (496,000)
                                                                  -------------
     Total shareholders' equity..............................        33,932,000
                                                                  -------------
                                                                  $  65,047,000
                                                                  =============


               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)


                       KANEB SERVICES LLC (PARENT COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                 Period from June 30, 2001 to December 31, 2001



Operating activities:
   Net income...................................................................................     $    9,210,000
   Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in earnings of subsidiaries, net of distributions...................................         (5,370,000)
     Changes in current assets and liabilities..................................................            303,000
                                                                                                     --------------
       Net cash provided by operating activities................................................          4,143,000
                                                                                                     --------------

Investing activities:
   Changes in other assets......................................................................           (719,000)
                                                                                                     --------------
     Net cash used in investing activities......................................................           (719,000)
                                                                                                     --------------

Financing activities:
   Issuance of debt.............................................................................          9,125,000
   Issuance of common shares....................................................................          2,354,000
   Distributions to shareholders................................................................         (4,137,000)
   Changes in long-term payables and other liabilities..........................................         (9,397,000)
                                                                                                     --------------
     Net cash used in financing activities......................................................         (2,055,000)
                                                                                                     --------------

Increase in cash and cash equivalents...........................................................          1,369,000

Cash and cash equivalents at beginning of period................................................              -
                                                                                                     --------------
Cash and cash equivalents at end of period......................................................     $    1,369,000
                                                                                                     ==============



               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                     Schedule II

                               KANEB SERVICES LLC
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                                                    Additions
                                                         -----------------------------
                                        Balance at        Charged to        Charged to                         Balance at
                                       Beginning of       Costs and           Other                              End of
                                          Period          Expenses           Accounts       Deductions           Period
                                       -------------     ------------     -------------     -----------       -------------

ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2001:
   For doubtful receivables
     classified as current assets...   $         565      $       184     $        -        $       (96)(a)    $        653
                                       =============      ===========     =============     ===========        ============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $         -        $      -        $        -        $       -         $      -
                                       =============      ===========     =============     ===========       =============

Year Ended December 31, 2000:
   For doubtful receivables
     classified as current assets...   $         533      $       460     $        -        $       428)(a)   $         565
                                       =============      ===========     =============     ===========       =============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $       4,550      $     -         $        -        $    (4,550)(b)   $      -
                                       =============      ===========     =============     ===========       =============

Year Ended December 31, 1999:
   For doubtful receivables
     classified as current assets...   $         198      $       453     $        -        $      (118)(a)   $         533
                                       =============      ===========     =============     ===========       =============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      27,842      $     -         $        -        $   (23,292)(b)   $       4,550
                                       =============      ===========     =============     ===========       =============


Notes:

       (a)    Receivable write-offs and reclassifications, net of recoveries.

       (b)    Reduction in valuation allowance resulting in income tax benefit.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kaneb Services LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KANEB SERVICES LLC


                                        By:        JOHN R. BARNES
                                        ---------------------------------------
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        Date: March 15, 2002


                               POWERS OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of John R. Barnes and Howard C. Wadsworth his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same and all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Partners, L.P. and in the capacities with Kaneb Pipe Line Company and on the date indicated.

      Signature                                                       Title                      Date
----------------------------------------                       ----------------------------  --------------

Principal Executive Officer
           JOHN R. BARNES                                      Chairman of the Board         March 15, 2002
----------------------------------------                        and Chief Executive Officer

Principal Accounting Officer
         HOWARD C. WADSWORTH                                   Vice President, Treasurer     March 15, 2002
----------------------------------------                        and Secretary


Directors

             SANGWOO AHN                                       Director                      March 15, 2002
----------------------------------------

           MURRAY R. BILES                                     Director                      March 15, 2002
----------------------------------------

         FRANK M. BURKE, JR.                                   Director                      March 15, 2002
----------------------------------------

           CHARLES R. COX                                      Director                      March 15, 2002
----------------------------------------

            HANS KESSLER                                       Director                      March 15, 2002
----------------------------------------

          JAMES R. WHATLEY                                     Director                      March 15, 2002
----------------------------------------