Form 10-Q
period 2002-03-31
KANEB SERVICES LLC
filed 2002-05-08
CIK 1137154

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                 (972) 699-4062
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes       X                                          No
             ----------                                        ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                          Outstanding  at  April  30, 2002
----------------------                          --------------------------------
    No par value                                       11,299,421 shares

--------------------------------------------------------------------------------

KANEB SERVICES LLC  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------


                                                                                                           Page No.
                         Part I. Financial Information

Item 1   (a) (1). Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three Months Ended
                      March 31, 2002 and 2001                                                                1

                  Condensed Consolidated Balance Sheets - March 31, 2002
                      and December 31, 2001                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2002 and 2001                                                   3

                  Notes to Consolidated Financial Statements                                                 4

         (a) (2). Financial Statement Schedules (Unaudited)

                  Schedule I - Kaneb Services LLC (Parent Company)
                      Condensed Financial Statements:

                         Statement of Income - Three Months Ended March 31, 2002                            13

                         Balance Sheet - March 31, 2002                                                     14

                         Statement of Cash Flows - Three Months Ended
                             March 31, 2002                                                                 15

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         16

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 22

                         Part II.  Other Information

Item 1.           Legal Proceedings                                                                         22

Item 6.           Exhibits and Reports on Form 8-K                                                          22


KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2002           2001
                                                                                       ------------   -------------
Revenues:
    Services                                                                           $     59,088   $      48,069
    Products                                                                                 63,321          88,352
                                                                                       ------------   -------------
        Total revenues                                                                      122,409         136,421
                                                                                       ------------   -------------

Costs and expenses:
    Cost of products sold                                                                    61,543          88,671
    Operating costs                                                                          25,378          21,929
    Depreciation and amortization                                                             7,124           5,769
    General and administrative                                                                5,108           2,733
                                                                                       ------------   -------------
        Total costs and expenses                                                             99,153         119,102
                                                                                       ------------   -------------

Operating income                                                                             23,256          17,319
Interest and other income                                                                        91             715
Interest expense                                                                             (5,531)         (4,958)
                                                                                       ------------   -------------

Income before gain on issuance of units by KPP, income taxes, interest of outside non-controlling partners in KPP's
    net income and extraordinary item                                                        17,816          13,076

Gain on issuance of units by KPP                                                              8,562           9,859
Income tax expense                                                                             (439)         (5,086)
Interest of outside non-controlling partners
    in KPP's net income                                                                     (12,279)        (10,094)
                                                                                       ------------   -------------
Income before extraordinary item                                                             13,660           7,755

Extraordinary item - loss on extinguishment of debt by KPP, net of income taxes and interest of outside non-controlling partners
    in KPP                                                                                      (40)           (859)
                                                                                       ------------   -------------
Net income                                                                             $     13,620   $       6,896
                                                                                       ============   =============

Earnings per share:
    Basic:
        Before extraordinary item                                                      $      1.19    $        .73
        Extraordinary item                                                                    -               (.08)
                                                                                       ------------   ------------
                                                                                       $      1.19    $        .65
                                                                                       ===========    ============
    Diluted:
        Before extraordinary item                                                      $      1.16    $        .69
        Extraordinary item                                                                    -               (.08)
                                                                                       ------------   ------------
                                                                                       $      1.16    $        .61
                                                                                       ===========    ============

                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2002                    2001
                                                                          ---------------        ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $       22,481          $      10,004
    Accounts receivable                                                            49,481                 32,890
    Inventories                                                                     9,575                  8,402
    Prepaid expenses and other                                                      5,681                  3,378
                                                                           --------------          -------------
        Total current assets                                                       87,218                 54,674
                                                                           --------------          -------------

Property and equipment                                                            942,514                639,291
Less accumulated depreciation                                                     164,762                157,895
                                                                           --------------          -------------
    Net property and equipment                                                    777,752                481,396
                                                                           --------------          -------------

Investments in affiliates                                                          22,162                 22,252

Excess of cost over fair value of net assets of
    acquired business and other assets                                             15,680                 13,445
                                                                           --------------          -------------
                                                                           $      902,812          $     571,767
                                                                           ==============          =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $        8,665          $         -
    Accounts payable                                                               23,082                 15,152
    Accrued expenses                                                               34,059                 18,753
    Accrued distributions payable to shareholders                                   4,722                  4,131
    Accrued distributions payable to outside non-controlling
        partners in KPP                                                            12,987                 11,392
    Deferred terminaling fees                                                       7,365                  6,515
                                                                           --------------          -------------
        Total current liabilities                                                  90,880                 55,943
                                                                           --------------          -------------

Long-term debt, less current portion                                              534,348                277,302

Long-term payables and other liabilities                                           26,294                 36,371

Interest of outside non-controlling partners in KPP                               208,151                168,219

Commitments and contingencies

Shareholders' equity                                                               43,139                 33,932
                                                                           --------------          -------------
                                                                           $      902,812          $     571,767
                                                                           ==============          =============


                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2002           2001
                                                                                       ------------   -------------
Operating activities:
    Net income                                                                         $     13,620   $      6,896
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                      7,124           5,769
           Equity in earnings of affiliates, net of distributions                                10             114
           Interest of outside non-controlling
               partners in KPP's net income                                                  12,279          10,094
           Gain on issuance of units by KPP                                                  (8,562)         (9,859)
           Deferred income taxes                                                                374           4,827
           Extraordinary item                                                                    40             859
           Changes in working capital components                                            (10,937)         13,643
                                                                                       ------------   -------------
               Net cash provided by operating activities                                     13,948          32,343
                                                                                       ------------   -------------

Investing activities:
    Acquisitions by KPP, net of cash acquired                                              (177,692)       (106,810)
    Capital expenditures                                                                     (5,165)         (3,037)
    Other                                                                                     1,139             217
                                                                                       ------------   -------------
               Net cash used in investing activities                                       (181,718)       (109,630)
                                                                                       ------------   -------------

Financing activities:
    Issuance of debt                                                                        401,487         257,500
    Payments on debt                                                                       (245,303)       (156,145)
    Distributions to shareholders                                                            (4,131)           -
    Distributions to outside non-controlling
        partners in KPP                                                                     (11,392)        (10,632)
    Issuance of common shares                                                                   387            -
    Net proceeds from issuance of units by KPP                                               49,650            -
    Changes in long-term payables and other liabilities                                     (10,451)         (3,973)
                                                                                       ------------   -------------
               Net cash provided by financing activities                                    180,247          86,750
                                                                                       ------------   -------------

Increase in cash and cash equivalents                                                        12,477           9,463
Cash and cash equivalents at beginning of period                                             10,004           6,394
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     22,481   $      15,857
                                                                                       ============   =============
Supplemental cash flow information:
    Cash paid for interest                                                             $      2,430   $       3,933
                                                                                       ============   =============
    Non-cash investing and financing activities -
        Issuance of units for acquisition of terminals by KPP                          $      -       $      56,488
                                                                                       ============   =============


                See notes to consolidated financial statements.
                                        3

KANEB SERVICES LLC AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     On June 29, 2001, Xanser Corporation  ("Xanser"),  formerly Kaneb Services,
     Inc., distributed its Pipeline, Terminaling and Product Marketing businesses (the "Distribution") to its stockholders in the form of a limited liability company, Kaneb Services LLC (the "Company"). The consolidated financial statements reflect the results of operations of the Company and its subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 24% limited partner interest. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed  consolidated  financial  statements of the Company for the three month periods ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2002 and the consolidated results of their operations and cash flows for the periods ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.   ACQUISITIONS AND FINANCINGS

     In January 2001, KPP used proceeds from its $275 million revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, KPP incurred a $6.5 million prepayment penalty which, net of income taxes and interest of outside non-controlling partners in KPP's net income, was recognized as an extraordinary expense in the first quarter of 2001.

     On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under KPP's revolving credit agreement. The acquisition was accounted for using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in the first quarter of 2001.

     In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized a $8.6 million gain on the first quarter of 2002.

     In February 2002, Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), an operating subsidiary of KPP, issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

     On February 28, 2002, KPP acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. On April 5, 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Assuming the acquisition occurred on January 1, 2001, unaudited pro forma revenues, net income, basic earnings per share and diluted earnings per share would have been $147.1 million, $13.4 million, $1.17 and $1.14, respectively, for the three months ended March 31, 2002 and $186.6 million, $6.8 million, $0.64 and $0.60, respectively, for the three months ended March 31, 2001.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                      (in thousands)

     Net income                                                                 $      13,620      $        6,896
     Other comprehensive income (loss)
        - foreign currency translation adjustment                                         (78)               (131)
                                                                                -------------      --------------
     Comprehensive income                                                       $      13,542      $        6,765
                                                                                =============      ==============


4.   DISTRIBUTIONS

     The Company expects to make quarterly distributions of 100% of its available cash, as defined in the limited liability agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. A cash distribution of $.3625 per share for the fourth quarter of 2001 was paid on February 14, 2002. A cash distribution of $.4125 per share for the first quarter of 2002 was declared to holders of record on April 30, 2002 and will be paid on May 15, 2002.


5.   EARNINGS PER SHARE

     Earnings per share for the three months ended March 31, 2002, has been calculated using the Company's basic and diluted weighted average shares outstanding for the period. For the three months ended March 31, 2001, the basic weighted average shares were calculated by adjusting Xanser's historical basic weighted average shares outstanding for the applicable period to reflect the number of the Company's shares that would have been outstanding at the time assuming the distribution of one Company common share for each three shares of Xanser common stock. The diluted weighted average shares used for the three months ended March 31, 2001, reflect an estimate of the potential dilutive effect of common stock equivalents, based on Xanser's dilutive effect of common stock equivalents. For the three months ended March 31, 2002, basic and diluted weighted average shares outstanding were 11,437,000 and 11,728,000, respectively. For the three months ended March 31, 2001, basic and diluted weighted average shares outstanding were 10,581,000 and 11,340,000, respectively.


6.   COMMITMENTS AND CONTINGENCIES

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser whereby the Company is obligated to pay Xanser an amount equal to certain expenses and tax liabilities incurred by Xanser in connection with the Distribution. The distribution of the Company's common shares is taxable to Xanser, which will recognize taxable income to the extent of the excess of the value of the Company's common shares distributed over the tax basis of the Company's assets in the hands of Xanser. Xanser will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement obligates the Company to pay Xanser amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be. The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that, in the sole judgement of Xanser, (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of the Company, or
     (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses in the current year and the preceding years. In the event of an examination of Xanser by Federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.

     The operations of KPP are subject to Federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although KPP believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP.

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

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regards to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it expects to incur total cleanup costs of $70 million to $75 million. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort and have reserved all rights to assert claims for contribution against each other. KPP cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially adversely affect KPP's financial condition.

     As a result of the rupture, purported class actions have been filed against PEPCO and ST Services in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA"). The court consolidated all of these cases in a case styled as In re Swanson Creek Oil Spill Litigation. The trial judge recently granted approval of a $2,250,000 class settlement, with ST Services and PEPCO each contributing half of the settlement fund. Notice of the proposed settlement was sent to class members in January 2002, and in response to this notice, a number of the class members chose to opt out of the class settlement. ST Services and PEPCO each have the right to void the entire class settlement based on these opt-outs and elect to pursue separate litigation. No final decision in this regard has been made at this time. If ST Services chooses not to exercise its right to void the class settlement and the In re Swanson Creek Oil Spill Litigation settlement becomes final, ST Services may still face litigation from opt-out plaintiffs. ST Services' insurance carriers have assumed the defense of these actions. While KPP cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on its financial condition.

     PEPCO and ST Services have agreed with the federal government and the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA, but they cannot predict at this time the amount of any damages that may be claimed by the federal government and the State of Maryland. KPP believes that both the assessment costs and such damages are covered by insurance and will not materially adversely affect KPP's financial condition.

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000 on the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001, and ST Services anticipates that the DOT will rule during the second or third quarters of 2002. In addition, by letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it plans to exercise its right to seek penalties from ST Services in connection with the April 7, 2000 spill. The ultimate amount of any penalty attributable to ST Services cannot be determined at this time, but KPP believes that this matter will not have a material adverse effect on its financial condition.

     The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


7.   BUSINESS SEGMENT DATA

     The Company conducts business through three principal operations; the "Pipeline Operations" of KPP, which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, the "Terminaling Operations" of KPP, which provide storage for petroleum products, specialty chemicals and other liquids, and the "Product Marketing Services," which provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions and, since KPP's acquisition of Statia (see Note 2), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. General corporate includes accounting, tax, finance, legal, investor relations and other corporate expenses not related to the segments. General corporate assets include cash, receivable from affiliates of the Company and other assets not related to the segments.

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                      (in thousands)
     Business segment revenues:
        Pipeline operations                                                     $      17,626      $       16,169
        Terminaling operations                                                         41,462              31,900
        Product marketing                                                              63,321              88,352
                                                                                -------------      --------------
                                                                                $     122,409      $      136,421
                                                                                =============      ==============
     Business segment profit:
        Pipeline operations                                                     $       8,451      $        7,268
        Terminaling operations                                                         14,636              11,067
        Product marketing operations                                                      704                (775)
        General corporate                                                                (535)               (241)
                                                                                -------------      --------------
            Operating income                                                           23,256              17,319
        Interest and other income                                                          91                 715
        Interest expense                                                               (5,531)             (4,958)
                                                                                -------------      --------------
        Income before gain on issuance of units by KPP,
            income taxes, interest of outside non-controlling
            partners in KPP's net income and extraordinary item                 $      17,816      $       13,076
                                                                                =============      ==============

                                                                                  March 31,         December 31,
                                                                                    2002                2001
                                                                              ----------------   ------------------
                                                                                          (in thousands)
     Total assets:
        Pipeline operations                                                     $     107,400      $     105,156
        Terminaling operations                                                        752,096            443,215
        Product marketing operations                                                   38,192             19,313
        General corporate                                                               5,124              4,083
                                                                                -------------      -------------
                                                                                $     902,812      $     571,767
                                                                                =============      =============


8.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of March 31, 2002, the Company had no intangible assets subject to amortization under SFAS 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Company is evaluating the impact of adopting SFAS No. 142, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle. Goodwill amortization included in the results of operations of the Company for the three months ended March 31, 2001 was not material.

     Additionally, effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144, which superceded SFAS No. 121, did not have a material impact on the consolidated financial statements of the Company.

                                                                      Schedule I

KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENT OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Three Months
                                                                                                      Ended
                                                                                                  March 31, 2002
                                                                                                  --------------
General and administrative expenses                                                                $       (481)
Interest expense                                                                                           (160)
Interest and other income                                                                                     1
Equity in earnings of subsidiaries                                                                       14,260
                                                                                                   ------------
    Net income                                                                                     $     13,620
                                                                                                   ============
Earnings per share:
    Basic                                                                                          $       1.19
                                                                                                   ============
    Diluted                                                                                        $       1.16
                                                                                                   ============

              See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       15

                                                                      Schedule I
                                                                     (Continued)
KANEB SERVICES LLC (PARENT COMPANY)


CONDENSED BALANCE SHEET
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                  March 31, 2002
                                                                                                  --------------
            ASSETS
Current assets:
    Cash and cash equivalents                                                                      $       1,905
    Prepaid expenses and other                                                                               554
                                                                                                   -------------
        Total current assets                                                                               2,459
                                                                                                   -------------

Investments in and advances to subsidiaries                                                               72,049

Other assets                                                                                                 691
                                                                                                   -------------
                                                                                                   $      75,199
                                                                                                   =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                               $          50
    Accrued expenses                                                                                       1,259
    Accrued distributions payable to shareholders                                                          4,632
                                                                                                   -------------
        Total current liabilities                                                                          5,941
                                                                                                   -------------

Long-term debt                                                                                            19,125

Long-term payables and other liabilities                                                                   6,904

Shareholders' equity                                                                                      43,229
                                                                                                   -------------
                                                                                                   $      75,199
                                                                                                   =============

              See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)
KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                   Three Months
                                                                                                      Ended
                                                                                                  March 31, 2002
                                                                                                  --------------
Operating activities:
    Net income                                                                                    $      13,620
    Adjustments to reconcile net income to net cash provided
        by operating activities:
           Equity in earnings of subsidiaries, net of distributions                                      (9,769)
           Changes in current assets and liabilities                                                        452
                                                                                                   ------------
               Net cash provided by operating activities                                                  4,303
                                                                                                   ------------
Investing activities:
    Changes in other assets                                                                                  28
                                                                                                   ------------

               Net cash provided by investing activities                                                     28
                                                                                                   ------------

Financing activities:
    Issuance of debt                                                                                     10,000
    Issuance of common shares                                                                               387
    Distributions to shareholders                                                                        (4,131)
    Changes in long-term payables and other liabilities                                                 (10,051)
                                                                                                   ------------
               Net cash used in financing activities                                                     (3,795)
                                                                                                   ------------

Increase in cash and cash equivalents                                                                       536

Cash and cash equivalents at beginning of period                                                          1,369
                                                                                                   ------------
Cash and cash equivalents at end of period                                                         $      1,905
                                                                                                   ============


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

     Operating Results:

     Pipeline Operations
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                      (in thousands)

     Revenues                                                                   $      17,626      $       16,169
     Operating costs                                                                    6,476               6,803
     Depreciation and amortization                                                      1,373               1,299
     General and administrative                                                         1,326                 799
                                                                                -------------      --------------
        Operating income                                                        $       8,451      $        7,268
                                                                                =============      ==============


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three months ended March 31, 2002, revenues increased by $1.5 million, or 9%, compared to the same 2001 period, due primarily to increases in barrel miles shipped. Barrel miles totaled 4.2 billion for the three months ended March 31, 2002, compared to
     4.1 billion for the three months ended March 31, 2001.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, decreased by $0.3 million for the three months ended March 31, 2002, when compared to the three months ended March 31, 2001, due primarily to decreases in power and fuel costs. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, increased by $0.5 million for the three months ended March 31, 2002, when compared to the three months ended March 31, 2001 due to increases in professional services and personnel costs.


     Terminaling Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                      (in thousands)

     Revenues                                                                   $      41,462      $       31,900
     Operating costs                                                                   18,318              14,852
     Depreciation and amortization                                                      5,673               4,452
     General and administrative                                                         2,835               1,529
                                                                                -------------      --------------
        Operating income                                                        $      14,636      $       11,067
                                                                                =============      ==============

     Terminaling revenues for the three month period ended March 31, 2002 increased by $9.6 million, or 30%, when compared to the same 2001 period, due to the Statia acquisition (see "Liquidity and Capital Resources") and overall increases in utilization at existing locations. Approximately $6.8 million of the revenue increase was a result of the Statia acquisition.
     Average annual tankage utilized for the three months ended March 31, 2002 increased to 39.0 million barrels, up from 30.0 million barrels for the three months ended March 31, 2001. For the three months ended March 31, 2002, average annualized revenues per barrel of tankage utilized increased to $4.32 per barrel, compared to $4.25 per barrel for the three months ended March 31, 2001.

     For the three month period ended March 31, 2002, operating costs increased by $3.5 million, when compared to the same 2001 period, the result of the Statia acquisition and increases in volumes stored. General and administrative costs for the three month period ended March 31, 2002, increased by $1.3 million, when compared to the same 2001 period, also a result of the Statia acquisition.

     Total tankage capacity (58.7 million barrels at March 31, 2002) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


     Product Marketing Services

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                      (in thousands)

     Revenues                                                                   $      63,321      $       88,352
     Cost of products sold                                                             61,543              88,671
                                                                                -------------      --------------
     Gross margin                                                               $       1,778      $         (319)
                                                                                =============      ==============
     Operating income (loss)                                                    $         704      $         (775)
                                                                                =============      ==============


     For the three month period ended March 31, 2002, revenues for the product marketing business decreased by $25.0 million, or 28%, when compared to the three months ended March 31, 2001, due to decreases in the average sales price, partially offset by increases in volumes sold. Total volumes sold and average sales price per gallon for the three months ended March 31, 2002 aggregated 101 million gallons and $0.62, respectively, compared to 97 million gallons and $0.91 for the three months ended March 31, 2001. Included in revenues for the three months ended March 31, 2002 is $8.6 million from the product marketing business acquired with Statia on February 28, 2002 (see "Liquidity and Capital Resources"). Gross margin and operating income increased by $2.1 million and $1.5 million, respectively, for the three months ended March 31, 2002, compared to the same 2001 period due to the increase in volumes sold and favorable product margins, partially offset by the decrease in sales price.


     Interest and Other Income

     In March of 2001, a wholly-owned subsidiary of KPP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income. For the three months ended March 31, 2001, an unrealized gain of $0.6 million and an asset of the same amount, based on the fair value of the instruments at March 31, 2001, was recorded by KPP on these contracts. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million.


     Interest Expense

     For the three months ended March 31, 2002, interest expense increased by $0.6 million, compared to the three months ended March 31, 2001, due to increases in KPP debt resulting from the Statia acquisition (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates.


     Income Taxes

     Tax expense reported in the consolidated financial statements for the three months ended March 31, 2001 represents the tax expense of the Company and its subsidiaries as if they had filed on a separate return basis. As a result of the Distribution on June 29, 2001 (See "Note 1 to Consolidated Financial Statements"), the Company no longer participates with Xanser Corporation in filing a consolidated Federal income tax return. Effective with the Distribution on June 29, 2001, the Company became a pass-through entity with its income, for Federal and, generally, for state purposes, taxed at the shareholder level instead of the Company paying such taxes.

     Certain KPP terminaling operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income tax expense for these subsidiaries for the three months ended March 31, 2002 and 2001 was $0.4 million and $0.2 million, respectively.


     Liquidity and Capital Resources

     During  the first  three  months of 2002,  the  Company's  working  capital requirements for its and KPP's operations and capital expenditures (excluding acquisitions) were funded through the use of internally generated funds.

     Cash provided by operating activities, including the operations of KPP, was $13.9 million and $32.3 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash provided by operations for the three months ended March 31, 2002, compared to the same 2001 period, was due to normal changes in working capital components resulting from the timing of cash receipts and disbursements. Consolidated capital expenditures (excluding acquisitions) were $5.2 million for the three months ended March 31, 2002, compared to $3.0 million during the same 2001 period. KPP anticipates that routine maintenance capital expenditures will total approximately $15 million to $20 million (excluding acquisitions) for the year ending December 31, 2002.

     On July 13, 2001, the Company entered into an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by
     4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At March 31, 2002, $19.1 million was drawn on the credit facility, at an interest rate of 3.03%.

     KPP has a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility, which is without recourse to the Company, bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and absent an event of default, those covenants do not restrict distributions to the Company or the other partners. At March 31, 2002, $140.0 million was drawn on the facility, at an interest rate of 2.60%, which is due in December 2003.

     In January 2001, KPP used proceeds from its $275 million revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, KPP incurred a $6.5 million prepayment penalty which, net of income taxes and interest of outside non-controlling partners in KPP's net income, was recognized as an extraordinary expense in the first quarter of 2001.

     On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under KPP's revolving credit agreement. The acquisition was accounted for using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in the first quarter of 2001.

     In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized a $8.6 million gain on the first quarter of 2002.

     In February 2002, Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), an operating subsidiary of KPP, issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

     On February 28, 2002, KPP acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. On April 5, 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility.

     The Company expects to make quarterly distributions of 100% of its available cash, as defined in the limited liability agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. A cash distribution of $.3625 per share for the fourth quarter of 2001 was paid on February 14, 2002. A cash distribution of $.4125 per share for the first quarter of 2002 was declared to holders of record on April 30, 2002 and will be paid on May 15, 2002.

     The Company expects to fund its future cash distributions and capital expenditures of KPP with existing cash and anticipated cash flows from operations. Expansionary capital expenditures of KPP are expected to be funded through additional KPP bank borrowings and/or future KPP unit or debt offerings.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.

     Information   regarding  the  Company's  Critical  Accounting  Policies  is
     included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


     Recent Accounting Pronouncement

     The FASB has issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

KANEB SERVICES LLC AND SUBSIDIARIES


--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $167.8 million (including KPP's debt) at March 31, 2002, a one percent increase in interest rates would increase net interest expense by approximately $1.7 million.


                           Part II - Other Information

Item 1.  Legal Proceedings

     The information contained in Note 6 of the Notes to Consolidated Financial Statements included in this report is hereby incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

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


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed March 15, 2002.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                         KANEB SERVICES LLC
                                         (Registrant)


Date:   May 8, 2002                             //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary