Form 10-Q
period 2002-06-30
KANEB SERVICES LLC
filed 2002-08-13
CIK 1137154

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

      Yes       X                                            No
           -----------                                           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                              Outstanding at July 31, 2002
----------------------                              ----------------------------
   No par value                                          11,313,317  shares

--------------------------------------------------------------------------------

KANEB SERVICES LLC AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                        Page No.
                           Part I. Financial Information

Item 1(a)(1). Financial Statements (Unaudited)

              Consolidated Statements of Income - Three and Six Months
                 Ended June 30, 2002 and 2001                              1

              Condensed Consolidated Balance Sheets - June 30, 2002
                 and December 31, 2001                                     2

              Condensed Consolidated Statements of Cash Flows - Six
                 Months Ended June 30, 2002 and 2001                       3

              Notes to Consolidated Financial Statements                   4

      (a)(2). Financial Statement Schedules (Unaudited)

              Schedule I - Kaneb Services LLC (Parent Company)
                 Condensed Financial Statements:

              Statements of Income - Three and Six Months
                 Ended June 30, 2002                                      14

              Balance Sheets - June 30, 2002 and December 31, 2001        15

              Statements of Cash Flows - Six Months Ended June 30, 2002   16

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            17

Item 3.       Quantitative and Qualitative Disclosure About Market Risk   24


                           Part II. Other Information

Item 1.       Legal Proceedings                                           24

Item 6.       Exhibits and Reports on Form 8-K                            24

KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2002           2001            2002           2001
                                                       --------------  -------------  -------------  --------------
Revenues:
   Services                                            $       73,674  $      52,952  $     132,762  $      101,021
   Products                                                   105,572         98,879        168,893         187,231
                                                       --------------  -------------  -------------  --------------
      Total revenues                                          179,246        151,831        301,655         288,252
                                                       --------------  -------------  -------------  --------------

Costs and expenses:
   Cost of products sold                                      102,125         97,852        163,668         186,523
   Operating costs                                             32,874         22,582         58,252          44,511
   Depreciation and amortization                               10,003          5,970         17,127          11,739
   General and administrative                                   5,988          3,303         11,096           6,036
                                                       --------------  -------------  -------------  --------------
      Total costs and expenses                                150,990        129,707        250,143         248,809
                                                       --------------  -------------  -------------  --------------

Operating income                                               28,256         22,124         51,512          39,443

Interest and other income                                         132          3,392            223           4,107

Interest expense                                               (7,935)        (4,208)       (13,466)         (9,166)
                                                       --------------  -------------  -------------  --------------

Income before gain on issuance of units by KPP,
   income taxes, interest of outside
   non-controlling partners in KPP's
   net income and extraordinary item                           20,453         21,308         38,269          34,384

Gain on issuance of units by KPP                                8,770           -            17,332           9,859

Income tax provision                                           (1,001)         6,182         (1,440)          1,096
Interest of outside non-controlling
   partners in KPP's net income                               (13,632)       (15,273)       (25,911)        (25,367)
                                                       --------------  -------------  -------------  --------------
Income before extraordinary item                               14,590         12,217         28,250          19,972

Extraordinary item - loss on extinguishment of debt
   by KPP, net of income taxes and interest of
   outside non-controlling partners in
   KPP's net income                                              (462)          -              (502)           (859)
                                                       --------------  -------------  -------------  --------------
        Net income                                     $       14,128  $      12,217  $      27,748  $       19,113
                                                       ==============  =============  =============  ==============

Earnings per share:
   Basic:
      Before extraordinary item                        $         1.27  $        1.14  $        2.47  $         1.88
      Extraordinary item                                         (.04)           -             (.04)           (.08)
                                                       --------------  -------------  -------------  --------------
                                                       $         1.23  $        1.14  $        2.43  $         1.80
                                                       ==============  =============  =============  ==============
   Diluted:
      Before extraordinary item                        $         1.24  $        1.08  $        2.40  $         1.76
      Extraordinary item                                         (.04)           -             (.04)           (.08)
                                                       --------------  -------------  -------------  --------------
                                                       $         1.20  $        1.08  $        2.36  $         1.68
                                                       ==============  =============  =============  ==============


                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              June 30,                December 31,
                                                                                2002                       2001
                                                                           -------------            -----------------
                                                                             (Unaudited)
                   ASSETS

Current assets:
   Cash and cash equivalents                                               $      75,360             $       10,004
   Accounts receivable                                                            51,032                     32,890
   Inventories                                                                     9,235                      8,402
   Prepaid expenses and other                                                     11,295                      3,378
                                                                           -------------             --------------
        Total current assets                                                     146,922                     54,674
                                                                           -------------             --------------

Property and equipment                                                           965,716                    639,291
Less accumulated depreciation                                                    174,915                    157,895
                                                                           -------------             --------------
      Net property and equipment                                                 790,801                    481,396
                                                                           -------------             --------------

Investments in affiliates                                                         21,717                     22,252

Excess of cost over fair value of net assets
   of acquired business and other assets                                          16,360                     13,445
                                                                           -------------            ---------------
                                                                           $     975,800             $      571,767
                                                                           =============             ==============


        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                       $       9,001             $        -
   Accounts payable                                                               21,422                     15,152
   Accrued expenses                                                               41,898                     18,753
   Accrued distributions payable to shareholders                                   4,749                      4,131
   Accrued distributions payable to outside
      non-controlling partners in KPP                                             14,224                     11,392
   Deferred terminaling fees                                                       6,682                      6,515
                                                                           -------------             --------------
      Total current liabilities                                                   97,976                     55,943
                                                                           -------------             --------------

Long-term debt, less current portion                                             537,019                    277,302

Long-term payables and other liabilities                                          30,671                     36,371

Interest of outside non-controlling partners in KPP                              257,193                    168,219

Commitments and contingencies

Shareholders' equity                                                              52,941                     33,932
                                                                           -------------             --------------
                                                                           $     975,800             $      571,767
                                                                           =============             ==============


                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                           ----------------------------------------
                                                                                2002                      2001
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      27,748             $       19,113
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                             17,127                     11,739
        Equity in earnings of affiliates, net of distributions                       375                      1,639
        Interest of outside non-controlling partners
           in KPP's net income                                                    25,911                     25,367
        Gain on issuance of units by KPP                                         (17,332)                    (9,859)
        Deferred income taxes                                                      1,196                     (1,766)
        Extraordinary item                                                           502                        859
        Changes in working capital components                                    (16,645)                    11,499
                                                                           -------------             --------------
           Net cash provided by operating activities                              38,882                     58,591
                                                                           -------------             --------------

Investing activities:
   Acquisitions by KPP, net of cash acquired                                    (181,682)                  (106,810)
   Capital expenditures                                                          (14,222)                    (6,203)
   Proceeds from sale of assets                                                     -                         2,807
   Other                                                                           1,025                         31
                                                                           -------------             --------------
        Net cash used in investing activities                                   (194,879)                  (110,175)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                              509,535                    257,500
   Payments on debt                                                             (353,759)                  (161,489)
   Distributions to shareholders                                                  (8,853)                     -
   Distributions to outside non-controlling
      partners in KPP                                                            (24,379)                   (21,265)
   Issuance of common shares                                                         527                      -
   Net of proceeds from issuance of units by KPP                                 108,790                      -
   Changes in long-term payables and other liabilities                           (10,508)                    (4,897)
                                                                           -------------             --------------
        Net cash provided by financing activities                                221,353                     69,849
                                                                           -------------             --------------

Increase in cash and cash equivalents                                             65,356                     18,265
Cash and cash equivalents at beginning of period                                  10,004                      6,394
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      75,360             $       24,659
                                                                           =============             ==============
Supplemental cash flow information:
   Cash paid for interest                                                  $       8,911             $        8,285
                                                                           =============             ==============
   Non-cash investing and financing activities-
      Issuance of units for acquisition of terminals by KPP                $        -                $       56,488
                                                                           =============             ==============


                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES LLC AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------



1.   SIGNIFICANT ACCOUNTING POLICIES

     On June 29, 2001, Xanser Corporation  ("Xanser"),  formerly Kaneb Services,
     Inc., distributed its Pipeline, Terminaling and Product Marketing businesses (the "Distribution") to its stockholders in the form of a limited liability company, Kaneb Services LLC (the "Company"). The consolidated financial statements reflect the results of operations of the Company and its subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 22% limited partner interest at June 30, 2002. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements for the year ended December 31, 2001 and are included in the Company's Annual Report on From 10-K for the year ended December 31, 2001. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at June 30, 2002 and the consolidated results of their operations and cash flows for the periods ended June 30, 2002 and 2001. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   ACQUISITIONS AND FINANCINGS BY KPP

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

     In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized a $8.6 million gain in the first quarter of 2002.

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

     On February 28, 2002, KPP acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. Assuming the acquisition occurred on January 1, 2001, unaudited pro forma revenues, net income, basic earnings per share and diluted earnings per share would have been $326.3 million, $27.5 million, $2.40 and $2.34, respectively, for the six months ended June 30, 2002. Unaudited pro forma revenues, net income, basic earnings per share and diluted earnings per share would have been $205.7 million, $12.4 million, $1.16 and $1.09, respectively, for the three months ended June 30, 2001 and $392.3 million, $19.4 million, $1.83 and $1.71, respectively for the six months ended June 30, 2001.

     In connection with the acquisition of Statia, KPP is in the process of finalizing and implementing a plan to integrate Statia's businesses with KPP's existing operations. The plan, when finalized, is expected to provide for the termination and relocation of certain administrative and operating employees and activities. Costs associated with implementation, which will be recorded in the final allocation of the Statia purchase price, will include employee termination benefits, relocation costs and lease costs. The plan is expected to be finalized and implemented by December 31, 2002.

     On April 5, 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Under the provisions of the 11.75% notes, KPP incurred a $3.0 million prepayment penalty, of which $2.0 million, net of interest of outside non-controlling partners in KPP's net income, was recognized as an extraordinary expense in the second quarter of 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. The offering proceeds are expected to be used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement upon maturity of the interest rate periods currently selected. As a result of KPP issuing additional units to unrelated parties, the
     Company's   share  of  net  assets  of  KPP   increased  by  $8.8  million.
     Accordingly, the Company recognized a $8.8 million gain in the second quarter of 2002.

3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                     -------------------------------  -----------------------------
                                                           2002            2001            2002           2001
                                                     ----------------  -------------  -------------  --------------
                                                                              (in thousands)
    Net income                                       $         14,128  $      12,217  $      27,748  $       19,113
    Foreign currency translation
       adjustment                                                 283           (104)           205            (235)
                                                     ----------------  -------------  -------------  --------------
    Comprehensive income                             $         14,411  $      12,113  $      27,953  $       18,878
                                                     ================  =============  =============  ==============


4.   CASH DISTRIBUTIONS

     The Company expects to make quarterly distributions of 100% of its available cash, as defined in its limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all of the cash receipts of the Company, plus the beginning cash balance less all of its cash disbursements and reserves. Excess cash flow from the Company's Product Marketing Operations is being used to reduce working capital borrowings. A cash distribution of $0.4125 per share for the first quarter of 2002 was paid on May 15, 2002 and a cash distribution of $0.4125 per share for the second quarter of 2002 was declared to holders of record on July 31, 2002 and will be paid on August 14, 2002.


5.   EARNINGS PER SHARE

     Earnings per share for the three and six month periods ended June 30, 2002, has been calculated using the Company's basic and diluted weighted average shares outstanding for the period. For the three and six month periods ended June 30, 2001, the basic weighted average shares were calculated by adjusting Xanser's historical basic weighted average shares outstanding for the applicable period to reflect the number of the Company's shares that would have been outstanding at the time assuming the distribution of one Company common share for each three shares of Xanser common stock. The diluted weighted average shares used for the six months ended June 30, 2001, reflect an estimate of the potential dilutive effect of common stock equivalents, based on Xanser's dilutive effect of common stock equivalents. For the three and six month periods ended June 30, 2002, basic and diluted weighted average shares outstanding were 11,450,000 and 11,786,000, and 11,440,000 and 11,756,000, respectively. For the three and six month periods ended June 30, 2001, basic and diluted weighted average shares outstanding were 10,691,000 and 11,354,000, and 10,637,000 and 11,343,000,
     respectively.


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

     At the end of the trial, the jury returned a verdict including findings that (1) Grace had breached a provision of the 1993 acquisition agreement by failing to disclose matters related to the pipeline, and (2) the pipeline was abandoned before 1978 -- 15 years before KPP's subsidiaries acquired ST Services. On August 30, 2000, the Judge entered final judgment in the case that Grace take nothing from the subsidiaries on its claims seeking recovery of remediation costs. Although KPP's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to indemnification from Grace if any such expenses were incurred in the future. Moreover, the Judge let stand a prior summary judgment ruling that the pipeline was an asset acquired by KPP's subsidiaries as part of the 1993 ST Services transaction and that any liabilities associated with the pipeline would have become liabilities of the subsidiaries. Based on that ruling, the Massachusetts Department of Environmental Protection and Samson Hydrocarbons Company (successor to Grace Petroleum Company) wrote letters to ST Services alleging its responsibility for the remediation, and ST Services responded denying any liability in connection with this matter. The Judge also awarded attorney fees to Grace of more than $1.5 million. Both KPP's subsidiaries and Grace have appealed the trial court's final judgment to the Texas Court of Appeals in Dallas. In particular, the subsidiaries have filed an appeal of the judgment finding that the Otis pipeline and any liabilities associated with the pipeline were transferred to them as well as the award of attorney fees to Grace.

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

     By letter  dated July 26, 2001,  the United  States  Department  of Justice
     ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the judgment by the Texas state court that, in the view of the DOJ, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. KPP believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on two occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. ST Services and the Government have also exchanged further correspondence related to the Government's claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation.

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regard to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it has incurred total cleanup costs of $70 million to $75 million. PEPCO probably will continue to incur some cleanup related costs for the foreseeable future, primarily in connection with EPA requirements for monitoring the condition of some of the impacted areas. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort, if any, and cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but it believes that such amount will be covered by insurance and therefore will not materially adversely affect KPP's financial condition.

     As a result of the rupture, purported class actions were filed against PEPCO and ST Services in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA") and Maryland common law. The federal court consolidated all of the federal cases in a case styled as In re Swanson Creek Oil Spill Litigation. A settlement of the consolidated class action, and a companion state-court class action, was reached and approved by the federal judge. The settlement involved creation and funding by PEPCO and ST Services of a $2,250,000 class settlement fund, from which all participating claimants would be paid according to a court-approved formula, as well as a court-approved payment to plaintiffs' attorneys. The settlement has been consummated and the fund, to which PEPCO and ST Services contributed equal amounts, has been distributed. Participating claimants' claims have been settled and dismissed with prejudice. A number of class members elected not to participate in the settlement, i.e., to "opt out," thereby preserving their claims against PEPCO and ST Services. Those electing not to participate in the settlement include 23 plaintiffs in a lawsuit in Maryland state court who allege damage to their property from the oil spill, as well as a small number of other individuals who have not filed lawsuits and whose intentions are currently unknown to ST Services. ST Services' insurance carrier has assumed the defense of the sole continuing action and ST Services believes that the carrier would assume the defense of any new litigation by a non-participant in the settlement, should any such litigation be commenced. While KPP cannot predict the amount, if any, of any liability it may have in the continuing action or in other potential suits relating to this matter, it believes that the current and potential plaintiffs' claims will be covered by insurance and therefore these actions will not have a material adverse effect on its financial condition.

     PEPCO and ST Services have agreed with the federal government and the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA. ST Services' insurer has paid ST Services' agreed 50 percent share of these assessment costs. The assessment process is substantially complete and ST Services anticipates that the federal government and the state of Maryland will conclude that a total of approximately $2.7 million of compensable natural resource damages occurred as a result of the oil spill. ST Services has no agreement at this time with the federal government or the State of Maryland, nor with PEPCO, concerning payment for natural resource damages or restoration of damaged resources. KPP believes that both the assessment costs and such damages are covered by insurance and therefore will not materially adversely affect KPP's financial condition.

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001, and ST Services anticipates that the DOT will rule during the third quarter of 2002.

     By letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it intended to seek penalties from ST Services in connection with the April 7, 2000 spill. The State of Maryland subsequently asserted that it would seek penalties against ST Services and PEPCO totaling up to $12 million. A settlement of this claim has been reached in principle under which ST Services' insurer will pay a total of slightly more than $1 million in installments over a five year period. PEPCO has also reached a settlement of these claims with MDE. Accordingly, KPP believes that this matter will not have a material adverse effect on its financial condition.

     The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


7.   BUSINESS SEGMENT DATA

     The Company conducts business through three principal segments; the "Pipeline Operations" of KPP, which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, the "Terminaling Operations" of KPP, which provide storage for petroleum products, specialty chemicals and other liquids, and the "Product Marketing Operations," which provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions and, since KPP's acquisition of Statia (see Note 2), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. General corporate includes accounting, tax, finance, legal, investor relations and other corporate expenses not related to the segments. General corporate assets include cash, receivables from affiliates of the Company and other assets not related to the segments.

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                       Three Months  Ended                 Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                     2002              2001             2002              2001
                                                 -------------    --------------    -------------    --------------
                                                                           (in thousands)
     Business segment revenues:
       Pipeline operations                       $      19,322    $       18,791    $      36,948    $       34,960
       Terminaling operations                           54,352            34,161           95,814            66,061
       Product marketing operations                    105,572            98,879          168,893           187,231
                                                 -------------    --------------    -------------    --------------
                                                 $     179,246    $      151,831    $     301,655    $      288,252
                                                 =============    ==============    =============    ==============
     Business segment profit:
       Pipeline operations                       $       9,483    $        9,545    $      17,934    $       16,813
       Terminaling operations                           17,848            12,326           32,484            23,393
       Product marketing operations                      1,430               511            2,134              (264)
       General corporate                                  (505)             (258)          (1,040)             (499)
                                                 -------------    --------------    -------------    --------------
         Operating income                               28,256            22,124           51,512            39,443
       Interest and other income                           132             3,392              223             4,107
       Interest expense                                 (7,935)           (4,208)         (13,466)           (9,166)
                                                 -------------    --------------    -------------    --------------
       Income before gain on issuance
         of units by KPP, income taxes,
         interest of outside non-
         controlling partners in
         KPP's net income and
         extraordinary item                      $      20,453    $       21,308    $      38,269    $       34,384
                                                 =============    ==============    =============    ==============

                                                                                      June 30,       December 31,
                                                                                        2002              2001
                                                                                    -------------    --------------
                                                                                            (in thousands)
       Total assets:
         Pipeline operations                                                        $     163,463    $      105,156
         Terminaling operations                                                           764,394           443,215
         Product marketing operations                                                      39,129            19,313
         General corporate                                                                  8,814             4,083
                                                                                    -------------    --------------
                                                                                    $     975,800    $      571,767
                                                                                    =============    ==============



8.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of June 30, 2002, the Company had no intangible assets subject to amortization under SFAS No.
     142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the second quarter of 2002, the Company determined that the implied fair value of its goodwill exceeded carrying value, and therefore, no impairment charge was necessary. Goodwill amortization included in the results of operations of the Company for the three and six months ended June 30, 2001 was not material.


     Additionally, effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144, which superceded SFAS No. 121, did not have a material impact on the consolidated financial statements of the Company.

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I

CONDENSED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                        Three Months                Six Months
                                                                            Ended                      Ended
                                                                        June 30, 2002              June 30, 2002
                                                                   ---------------------       --------------------

General and administrative expenses                                    $        (460)             $       (941)
Interest expense                                                                (178)                     (338)
Interest and other income                                                          3                         4
Equity in earnings of subsidiaries                                            14,763                    29,023
                                                                       -------------              ------------
    Net income                                                         $      14,128              $     27,748
                                                                       =============              ============

Earnings per share:
    Basic                                                              $        1.23              $       2.43
                                                                       =============              ============
    Diluted                                                            $        1.20              $       2.36
                                                                       =============              ============



               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       16

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I
                                                                     (Continued)

CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                          June 30,                 December 31,
                                                                           2002                       2001
                                                                       -------------            ----------------
                                                                        (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                          $       2,029             $       1,369
    Prepaid expenses and other                                                 5,313                       601
                                                                       -------------             -------------
        Total current assets                                                   7,342                     1,970
                                                                       -------------             -------------

Investments in and advances to subsidiaries                                   81,628                    62,358

Other assets                                                                     663                       719
                                                                       -------------             -------------
                                                                       $      89,633             $      65,047
                                                                       =============             =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              $       5,920             $         904
    Accrued distributions payable to shareholders                              4,749                     4,131
                                                                       -------------             -------------
        Total current liabilities                                             10,669                     5,035
                                                                       -------------             -------------

Long-term debt                                                                19,125                     9,125

Long-term payables and other liabilities                                       6,898                    16,955

Commitments and contingencies

Shareholders' equity                                                          52,941                    33,932
                                                                       -------------             -------------
                                                                       $      89,633             $      65,047
                                                                       =============             =============



               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       17

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I
                                                                     (Continued)
CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                Six Months Ended
                                                                                                  June 30, 2002
                                                                                                ----------------
Operating activities:
    Net income                                                                                     $     27,748
    Adjustments to reconcile net income to net cash provided
        by operating activities:
           Equity in earnings of subsidiaries, net of distributions                                     (19,270)
           Changes in current assets and liabilities                                                        304
                                                                                                   ------------
               Net cash provided by operating activities                                                  8,782
                                                                                                   ------------

Investing activities:
    Changes in other assets                                                                                  56
                                                                                                   ------------
               Net cash provided by investing activities                                                     56
                                                                                                   ------------

Financing activities:
    Issuance of debt                                                                                     10,000
    Issuance of common shares                                                                               527
    Distributions to shareholders                                                                        (8,853)
    Changes in long-term payables and other liabilities                                                  (9,852)
                                                                                                   ------------
               Net cash used in financing activities                                                     (8,178)
                                                                                                   ------------

Increase in cash and cash equivalents                                                                       660

Cash and cash equivalents at beginning of period                                                          1,369
                                                                                                   ------------
Cash and cash equivalents at end of period                                                         $      2,029
                                                                                                   ============



              See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       18

KANEB SERVICES LLC AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------



     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services LLC (the "Company") and notes thereto included elsewhere in this report.

     Operating Results:

     Pipeline Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    19,322     $    18,791        $    36,948     $    34,960
     Operating costs                                       7,615           7,105             14,091          13,908
     Depreciation and amortization                         1,374           1,314              2,747           2,613
     General and administrative                              850             827              2,176           1,626
                                                     -----------     -----------        -----------     -----------
         Operating income                            $     9,483     $     9,545        $    17,934     $    16,813
                                                     ===========     ===========        ===========     ===========



     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and six month periods ended June 30, 2002, revenues increased by 3% and 6%, respectively, compared to the same 2001 periods, due to increases in short-haul volumes shipped and increases in tarrif rates. Barrel miles totaled 4.6 billion and 4.8 billion for the three months ended June 30, 2002 and 2001, respectively, and 8.8 billion and 8.9 billion for the six months ended June 30, 2002 and 2001, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $0.5 million and $0.2 million for the three and six month periods ended June 30, 2002, respectively, when compared to 2001, due primarily to second quarter 2002 expenditures for routine repairs and maintenance. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, remained relatively flat for the three month period ended June 30, 2002, and increased by $0.6 million for the six months ended June 30, 2002, due to first quarter 2002 increases in professional services and personnel related costs.

     Terminaling Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $    54,352     $    34,161        $    95,814     $    66,061
     Operating costs                                      24,070          15,177             42,388          30,029
     Depreciation and amortization                         8,412           4,637             14,085           9,089
     General and administrative                            4,022           2,021              6,857           3,550
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    17,848     $    12,326        $    32,484     $    23,393
                                                     ===========     ===========        ===========     ===========


     Terminaling revenues increased by $20.2 million and $29.8 million, respectively, for the three and six month periods ended June 30, 2002, compared to the same 2001 periods due to the Statia acquisition and overall increases in utilization at existing locations. Average annual tankage utilized for the three and six month periods ended June 30, 2002 increased to 49.1 million and 44.0 million barrels, up from 30.2 million and 30.1 million barrels for the comparable prior year periods. For the three and six month periods ended June 30, 2002, average annualized revenues per barrel of tankage utilized decreased to $4.44 and $4.39 per barrel, compared to $4.54 and $4.42 per barrel for the same prior year period, due to the storage of a larger proportionate volume of petroleum products, which are historically at lower per barrel rates than specialty chemicals.

     For the three and six month periods ended June 30, 2002, operating costs increased by $8.9 million and $12.4 million, respectively, when compared to the same 2001 periods, the result of the Statia acquisition and increases in volumes stored. General and administrative costs for the three and six month periods ended June 30, 2002, increased by $2.0 million and $3.3 million, when compared to the same 2001 periods due to the Statia acquisition.

     Product Marketing Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $   105,572     $    98,879        $   168,893     $   187,231
     Cost of products sold                               102,125          97,852            163,668         186,523
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     3,447     $     1,027        $     5,225     $       708
                                                     ===========     ===========        ===========     ===========
     Operating income (loss)                         $     1,430     $       511        $     2,134     $      (264)
                                                     ===========     ===========        ===========     ===========

     For the three and six month periods ended June 30, 2002, revenues for the product marketing business increased by $6.7 million, or 7%, and decreased by $18.3 million, or 10%, respectively, when compared to the same 2001 periods. Included in revenues for the three and six month periods ended June 30, 2002 is $27.0 million and $35.6 million, respectively, from the product marketing business acquired with Statia on February 28, 2002 ("See Liquidity and Capital Resources"). The increase in revenues for the three months ended June 30, 2002 compared to the same 2001 period, was the result of increases in sales volumes, a result of the Statia acquisition, partially offset by a decrease in sales price. The decrease in revenues for the six months ended June 30, 2002, was the result of sharply lower product prices, partially offset by the sales volume increase. Total gallons sold totaled 144 million and 94 million for the three months ended June 30, 2002 and 2001, respectively, and 245 million and 191 million for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, the average price realized per gallon of product sold decreased to $0.69, compared to $0.98 for the same period in 2001. Gross margin and operating income increased by $2.4 million and $0.9 million for the three months ended June 30, 2002, respectively, and $4.5 million and $2.4 million for the six months ended June 30, 2002, respectively, when compared to the same 2001 periods, due to the increase in volumes sold and favorable product margins, partially offset by the decrease in sales price. Product inventories are maintained at minimum levels to meet customers' needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.


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


     Interest Expense

     For the three and six months ended June 30, 2002, interest expense increased by $3.7 million and $4.3 million, respectively, when compared to the same 2001 periods, due primarily to increases in KPP debt resulting from the Statia acquisition (see "Liquidity and Capital Resources"), partially offset by overall declines in variable interest rates.


     Income Tax Provision

     Tax expense reported in the consolidated financial statements for the three and six month periods ended June 30, 2001 represents the tax expense of the Company and its subsidiaries as if they had filed on a separate return basis. As a result of the Distribution on June 29, 2001 (See "Note 1 to Consolidated Financial Statements"), the Company no longer participates with Xanser Corporation in filing a consolidated Federal income tax return. Effective with the Distribution on June 29, 2001, the Company became a pass-through entity with its income, for Federal and, generally, for state purposes, taxed at the shareholder level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences (a net $8.6 million deferred tax liability) were eliminated, resulting in a credit to income tax expense in the second quarter of 2001.

     Certain KPP terminaling operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income tax expense for these subsidiaries, including those acquired from Statia, for the three months ended June 30, 2002 and 2001 was $1.1 million and $0.1 million, respectively. For the six months ended June 30, 2002 and 2001, income tax expense for KPP's taxable subsidiaries was $1.6 million and $0.3 million, respectively.


     Liquidity and Capital Resources

     During the first six months of 2002, the Company's working capital requirements for its and KPP's operations and capital expenditures (excluding acquisitions) were funded through the use of internally generated funds.

     Cash provided by operating activities, including the operations of KPP, was $38.9 million and $58.6 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash provided by operations for the six months ended June 30, 2002, compared to the same 2001 period, was due to normal changes in working capital components resulting from the timing of cash receipts and disbursements. Consolidated capital expenditures (excluding acquisitions) were $14.2 million for the six months ended June 30, 2002, compared to $6.2 million during the same 2001 period. KPP anticipates that routine maintenance capital expenditures will total approximately $20 million to $25 million (excluding acquisitions) for the year ending December 31, 2002.

     In July of 2001, the Company entered into an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by
     4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At June 30, 2002, $19.1 million was drawn on the credit facility, at an interest rate of 3.03%.

     KPP has a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility, which is without recourse to the Company, bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and absent an event of default, those covenants do not restrict distributions to the Company or the other partners. At June 30, 2002, $243.0 million was drawn on the facility, at an interest rate of 3.12%.

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

     In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized a $8.6 million gain in the first quarter of 2002.

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

     On April 5, 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Under the provisions of the 11.75% notes, KPP incurred a $3.0 million prepayment penalty, of which $2.0 million, net of interest of outside non-controlling partners in KPP's net income, was recognized as an extraordinary expense in the second quarter of 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. The offering proceeds are expected to be used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement upon maturity of the interest rate periods currently selected. As a result of KPP issuing additional units to unrelated parties, the
     Company's   share  of  net  assets  of  KPP   increased  by  $8.8  million.
     Accordingly, the Company recognized a $8.8 million gain in the second quarter of 2002.

     The Company expects to make quarterly distributions of 100% of its available cash, as defined in its limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all of the cash receipts of the Company, plus the beginning cash balance less all of its cash disbursements and reserves. Excess cash flow from the Company's Product Marketing Operations is being used to reduce working capital borrowings. A cash distribution of $0.4125 per share for the first quarter of 2002 was paid on May 15, 2002 and a cash distribution of $0.4125 per share for the second quarter of 2002 was declared to holders of record on July 31, 2002 and will be paid on August 14, 2002.

     The Company expects to fund its future cash distributions with existing cash and anticipated cash flows from operations. KPP expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures of KPP are expected to be funded through additional KPP bank borrowings and/or future KPP unit or debt offerings.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.

     Information   regarding  the  Company's  Critical  Accounting  Policies  is
     included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


     Recent Accounting Pronouncements

     The FASB has issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.


     In April of 2002, the FASB issued SFAS No. 145, which, among other items, affects the income statement classification of gains and losses from early extinguishment of debt. Under SFAS No. 145, which must be adopted by the first quarter of 2003, early extinguishment of debt is now considered a risk management strategy, with resulting gains and losses no longer classified an extraordinary item, unless the debt extinguishment meets certain unusual in nature and infrequency of occurrence criteria, which is expected to be rare. Upon adoption, companies must reclassify prior items that do not meet the new extraordinary item classification criteria as a component of operating income. Had the provisions of SFAS No. 145 been applied at June 30, 2002, the extraordinary items (before interest of outside non-controlling partners in KPP's net income and income taxes) recorded for the three and six month periods ended June 30, 2002 and 2001, respectively, would be reclassified as components of operating income. Adoption of SFAS No. 145 will have no effect on the net income of the Company.


     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The Company is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

KANEB SERVICES LLC AND SUBSIDIARIES



--------------------------------------------------------------------------------


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $271 million (including KPP's debt) at June 30, 2002, a one percent increase in interest rates would increase annual net interest expense by approximately $2.7 million.


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


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed May 9, 2002.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                         KANEB SERVICES LLC
                                         (Registrant)


Date:   August 13, 2002                       //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary


                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Kaneb Services LLC (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    August 13, 2002.



                                                 //s//
                                         ---------------------------------------
                                         John R. Barnes
                                         President and Chief Executive Officer



                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Kaneb Services LLC (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    August 13, 2002.



                                                 //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)