Form 10-Q
period 2002-09-30
KANEB SERVICES LLC
filed 2002-11-14
CIK 1137154

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

       Yes       X                                         No
            -----------                                       ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                           Outstanding at October 31, 2002
----------------------                           -------------------------------
     No par value                                       11,314,551 shares

--------------------------------------------------------------------------------

KANEB SERVICES LLC AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------


                                                                        Page No.
                           Part I. Financial Information

Item 1(a)(1) Financial Statements (Unaudited)

             Consolidated Statements of Income - Three and Nine Months
                Ended September 30, 2002 and 2001                          1

             Condensed Consolidated Balance Sheets - September 30, 2002
                and December 31, 2001                                      2

             Condensed Consolidated Statements of Cash Flows - Nine
                Months Ended September 30, 2002 and 2001                   3

             Notes to Consolidated Financial Statements                    4

      (a)(2) Financial Statement Schedules (Unaudited)

             Schedule I - Kaneb Services LLC (Parent Company)

             Condensed Financial Statements:
               Statements of Income - Three and Nine Months
                  Ended September 30, 2002                                15

               Balance Sheets - September 30, 2002 and December 31, 2001  16

               Statements of Cash Flows - Nine Months Ended
                  September 30, 2002                                      17

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations               18

Item 3.       Quantitative and Qualitative Disclosure About Market Risk   26

Item 4.       Controls and Procedures                                     26

                           Part II. Other Information

Item 1.       Legal Proceedings                                           26

Item 6.       Exhibits and Reports on Form 8-K                            27

KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2002           2001            2002           2001
                                                       --------------  -------------  -------------  --------------
Revenues:
   Services                                            $       75,184  $      53,403  $     207,946  $      154,424
   Products                                                   108,935         77,260        277,828         264,491
                                                       --------------  -------------  -------------  --------------
      Total revenues                                          184,119        130,663        485,774         418,915
                                                       --------------  -------------  -------------  --------------
Costs and expenses:
   Cost of products sold                                      105,059         75,773        268,727         262,296
   Operating costs                                             34,303         23,647         92,555          68,139
   Depreciation and amortization                               10,313          5,643         27,440          17,382
   General and administrative                                   5,938          2,874         17,034           8,929
                                                       --------------  -------------  -------------  --------------
      Total costs and expenses                                155,613        107,937        405,756         356,746
                                                       --------------  -------------  -------------  --------------

Operating income                                               28,506         22,726         80,018          62,169

Interest and other income                                         259            123            482           4,230

Interest expense                                               (7,478)        (3,560)       (20,944)        (12,726)
                                                       --------------  -------------  -------------  --------------

Income before gain on issuance of units by KPP,
   income taxes, interest of outside non-
   controlling partners in KPP's net income
   and extraordinary item                                      21,287         19,289         59,556          53,673

Gain on issuance of units by KPP                                -               -            17,332           9,859

Income tax provision                                             (673)          (296)        (2,113)            800
Interest of outside non-controlling
   partners in KPP's net income                               (13,941)       (13,037)       (39,852)        (38,404)
                                                       --------------  -------------  -------------  --------------
Income before extraordinary item                                6,673          5,956         34,923          25,928

Extraordinary item - loss on extinguishment of
   debt by KPP, net of income taxes and interest
   of outside non-controlling partners in KPP's
   net income                                                   -               -              (502)           (859)
                                                       --------------  -------------  -------------  --------------
        Net income                                     $        6,673  $       5,956  $      34,421  $       25,069
                                                       ==============  =============  =============  ==============

Earnings per share:
   Basic:
      Before extraordinary item                        $          .58  $         .55  $        3.05  $        2.42
      Extraordinary item                                        -               -              (.04)          (.08)
                                                       --------------  -------------  -------------  -------------
                                                       $          .58  $         .55  $        3.01  $        2.34
                                                       ==============  =============  =============  =============
   Diluted:
      Before extraordinary item                        $          .57  $         .52  $        2.97  $        2.29
      Extraordinary item                                        -               -              (.04)          (.08)
                                                       --------------  -------------  -------------  -------------
                                                       $          .57  $         .52  $        2.93  $        2.21
                                                       ==============  =============  =============  =============


                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                            September 30,             December 31,
                                                                                2002                       2001
                                                                           -------------            -----------------
                                                                             (Unaudited)
                   ASSETS
Current assets:
   Cash and cash equivalents                                               $      30,242             $       10,004
   Accounts receivable                                                            50,971                     32,890
   Inventories                                                                     9,861                      8,402
   Prepaid expenses and other                                                     12,405                      3,378
                                                                           -------------             --------------
        Total current assets                                                     103,479                     54,674
                                                                           -------------             --------------

Property and equipment                                                         1,028,587                    639,291
Less accumulated depreciation                                                    185,021                    157,895
                                                                           -------------             --------------
      Net property and equipment                                                 843,566                    481,396
                                                                           -------------             --------------

Investment in affiliates                                                          23,343                     22,252

Excess of cost over fair value of net assets
   of acquired business and other assets                                          15,524                     13,445
                                                                           -------------             --------------
                                                                           $     985,912             $      571,767
                                                                           =============             ==============


        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $      27,797             $       15,152
   Accrued expenses                                                               46,098                     18,753
   Accrued distributions payable to shareholders                                   4,749                      4,131
   Accrued distributions payable to outside
      non-controlling partners in KPP                                             14,224                     11,392
   Deferred terminaling fees                                                       6,616                      6,515
                                                                           -------------             --------------
      Total current liabilities                                                   99,484                     55,943
                                                                           -------------             --------------

Long-term debt                                                                   542,580                    277,302

Long-term payables and other liabilities                                          36,929                     36,371

Interest of outside non-controlling partners
   in KPP                                                                        253,142                    168,219

Commitments and contingencies

Shareholders' equity                                                              53,777                     33,932
                                                                           -------------             --------------
                                                                           $     985,912             $      571,767
                                                                           =============             ==============

                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                           ----------------------------------------
                                                                                2002                      2001
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      34,421             $       25,069
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                             27,440                     17,382
        Equity in earnings of affiliates, net of distributions                    (1,331)                       581
        Interest of outside non-controlling partners
           in KPP's net income                                                    39,852                     38,404
        Gain on issuance of units by KPP                                         (17,332)                    (9,859)
        Deferred income taxes                                                      2,323                     (1,352)
        Extraordinary item                                                           502                        859
        Changes in working capital components                                    (17,635)                    12,835
                                                                           -------------             --------------
           Net cash provided by operating activities                              68,240                     83,919
                                                                           -------------             --------------

Investing activities:
   Acquisitions by KPP, net of cash acquired                                    (225,406)                  (106,810)
   Capital expenditures                                                          (21,934)                    (9,645)
   Proceeds from sale of assets                                                     -                         2,807
   Other, net                                                                        760                     (2,254)
                                                                           -------------             --------------
        Net cash used in investing activities                                   (246,580)                  (115,902)
                                                                           -------------             --------------
Financing activities:
   Issuance of debt                                                              506,087                    266,625
   Payment of debt                                                              (354,210)                  (177,381)
   Distributions to shareholders                                                 (13,602)                     -
   Distributions to outside non-controlling
      partners in KPP                                                            (38,603)                   (32,658)
   Issuance of common shares                                                         648                      1,317
   Net proceeds from issuance of units by KPP                                    108,790                      -
   Changes in long-term payables and other liabilities                           (10,532)                   (18,335)
                                                                           -------------             --------------
        Net cash provided by financing activities                                198,578                     39,568
                                                                           -------------             --------------

Increase in cash and cash equivalents                                             20,238                      7,585
Cash and cash equivalents at beginning of period                                  10,004                      6,394
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      30,242             $       13,979
                                                                           =============             ==============

Supplemental cash flow information:
   Cash paid for interest                                                  $      20,828             $       11,883
                                                                           =============             ==============
   Non-cash investing and financing activities-
      Issuance of units for acquisition of terminals by KPP                $        -                $       56,488
                                                                           =============             ==============



                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES LLC AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     On June 29, 2001, Xanser Corporation  ("Xanser"),  formerly Kaneb Services,
     Inc., distributed its Pipeline, Terminaling and Product Marketing businesses (the "Distribution") to its stockholders in the form of a limited liability company, Kaneb Services LLC (the "Company"). The consolidated financial statements reflect the results of operations of the Company and its subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 22% limited partner interest at September 30, 2002. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements for the year ended December 31, 2001 and are included in the Company's Annual Report on From 10-K for the year ended December 31, 2001. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at September 30, 2002 and the consolidated results of their operations and cash flows for the periods ended September 30, 2002 and 2001. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   ACQUISITIONS AND FINANCINGS BY KPP

     In January of 2001, KPP used proceeds from its $275 million revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, KPP incurred a $6.5 million prepayment penalty which, net of income taxes and interest of outside non-controlling partners in KPP's net income, was recognized as an extraordinary expense in the first quarter of 2001.

     In January of 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under KPP's revolving credit agreement. The acquisition was accounted for using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in the first quarter of 2001.

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

     In February of 2002, Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), an operating subsidiary of KPP, issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

     On February 28, 2002, KPP acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. Assuming the acquisition occurred on January 1, 2001, unaudited pro forma revenues, net income, basic earnings per share and diluted earnings per share would have been $510.4 million, $34.2 million, $2.98 and $2.91, respectively, for the nine months ended September 30, 2002. Unaudited pro forma revenues, net income, basic earnings per share and diluted earnings per share would have been $181.7 million, $5.9 million, $0.54 and $0.52, respectively, for the three months ended September 30, 2001 and $574.1 million, $25.3 million, $2.36 and $2.23, respectively for the nine months ended September 30, 2001.

     In connection with the acquisition of Statia, KPP is in the process of finalizing and implementing a plan to integrate Statia's businesses with KPP's existing operations. The plan, when finalized, is expected to provide for the severance and relocation of certain administrative and operating employees and activities. Costs associated with implementation, which will be recorded in the final allocation of the Statia purchase price, will include employee severance benefits, relocation costs and lease costs. The plan is expected to be finalized and implemented by December 31, 2002. At September 30, 2002, $4.6 million was accrued by KPP for such costs.

     In April of 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Under the provisions of the 11.75% notes, KPP incurred a $3.0 million prepayment penalty, of which $2.0 million, net of interest of outside non-controlling partners in KPP's net income, was recognized as an extraordinary expense in the second quarter of 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund KPOP's September 2002 acquisition of the Australia and New Zealand terminals. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.8 million. Accordingly, the Company recognized a $8.8 million gain in the second quarter of 2002.

     On September 18, 2002, KPOP acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $44 million in cash, subject to adjustment based on a closing date balance sheet.

     On November 1, 2002, KPOP acquired an approximately 2,000 mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for $140 million in cash, subject to normal post-closing adjustments. The acquisition was financed by bank debt maturing in May of 2003.

     In November of 2002, KPP issued 2,000,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $63.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the Koch pipeline acquisition. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $7.3 million. Accordingly, the Company will recognize a $7.3 million gain in the fourth quarter of 2002.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                     -------------------------------  -----------------------------
                                                           2002            2001            2002           2001
                                                     ----------------  -------------  -------------  --------------
                                                                              (in thousands)

     Net income                                      $          6,673  $       5,956  $      34,421  $       25,069
     Foreign currency translation
       adjustment                                                  75            183            280             (52)
       Unrealized loss on KPP interest rate
       hedging transaction (note 8)                            (1,240)           -           (1,240)           -
                                                     ----------------  -------------  -------------  --------------
     Comprehensive income                            $          5,508  $       6,139  $      33,461  $       25,017
                                                     ================  =============  =============  ==============

     Accumulated other comprehensive income (loss) aggregated ($1.5) million and ($0.5) million at September 30, 2002 and December 31, 2001, respectively.


4.   CASH DISTRIBUTIONS

     The Company expects to make quarterly distributions of 100% of its available cash, as defined in its limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all of the cash receipts of the Company, plus the beginning cash balance less all of its cash disbursements and reserves. Excess cash flow from the Company's Product Marketing Operations is being used to reduce working capital borrowings. Cash distributions of $0.4125 per share with respect to the first and second quarters of 2002 were paid on May 15, 2002 and August 14, 2002, respectively. A cash distribution of $0.4125 per share with respect to the third quarter of 2002 will be paid on November 14, 2002.


5.   EARNINGS PER SHARE

     Earnings per share for the three and nine month periods ended September 30, 2002, has been calculated using the Company's basic and diluted weighted average shares outstanding for the period. For the periods presented prior to the Distribution (See Note 1), the basic weighted average shares were calculated by adjusting Xanser's historical basic weighted average shares outstanding for the applicable period to reflect the number of the Company's shares that would have been outstanding at the time assuming the distribution of one Company common share for each three shares of Xanser common stock. The diluted weighted average shares used for such periods, reflect an estimate of the potential dilutive effect of common stock equivalents, based on Xanser's dilutive effect of common stock equivalents. For the three and nine month periods ended September 30, 2002, basic and diluted weighted average shares outstanding were 11,459,000 and 11,751,000, and 11,446,000 and 11,756,000, respectively. For the three and nine month periods ended September 30, 2001, basic and diluted weighted average shares outstanding 10,914,000 and 11,350,000, and 10,730,000 and 11,348,000,
     respectively.


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

     Certain subsidiaries of KPP were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early
     1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned before 1978, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of KPP acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of KPP's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

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

     By letter  dated July 26, 2001,  the United  States  Department  of Justice
     ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the Texas state court judgment which, in the DOJ's view, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. KPP believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on two occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation.

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

     As a result of the rupture, purported class actions were filed against PEPCO and ST Services in federal and state court in Maryland by property and business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA") and Maryland common law. The federal court consolidated all of the federal cases in a case styled as In re Swanson Creek Oil Spill Litigation. A settlement of the consolidated class action, and a companion state-court class action, was reached and approved by the federal judge. The settlement involved creation and funding by PEPCO and ST Services of a $2,250,000 class settlement fund, from which all participating claimants would be paid according to a court-approved formula, as well as a court-approved payment to plaintiffs' attorneys. The settlement has been consummated and the fund, to which PEPCO and ST Services contributed equal amounts, has been distributed. Participating claimants' claims have been settled and dismissed with prejudice. A number of class members elected not to participate in the settlement, i.e., to "opt out," thereby preserving their claims against PEPCO and ST Services. Those electing not to participate in the settlement include 23 plaintiffs in a lawsuit in Maryland state court who allege damage to their property from the oil spill, two individuals who have filed separate lawsuits alleging damage to their property from the oil spill, as well as a small number of other individuals who have not filed lawsuits and whose intentions are currently unknown to ST Services. ST Services' insurance carrier has assumed the defense of the continuing actions and ST Services believes that the carrier would assume the defense of any new litigation by a non-participant in the settlement, should any such litigation be commenced. While KPP cannot predict the amount, if any, of any liability it may have in the continuing actions or in other potential suits relating to this matter, it believes that the current and potential plaintiffs' claims will be covered by insurance and therefore these actions will not have a material adverse effect on its financial condition.

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

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. ST Services does not anticipate any further hearings on the subject and is still awaiting the DOJ's ruling.

     By letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it intended to seek penalties from ST Services in connection with the April 7, 2000 spill. The State of Maryland subsequently asserted that it would seek penalties against ST Services and PEPCO totaling up to $12 million. A settlement of this claim has been reached in principle under which ST Services' insurer will pay a total of slightly more than $1 million in installments over a five year period. PEPCO has also reached a settlement of these claims with the State of Maryland. Accordingly, KPP believes that this matter will not have a material adverse effect on its financial condition.

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

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                       Three Months  Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                 -------------------------------    -------------------------------
                                                     2002              2001             2002              2001
                                                 -------------    --------------    -------------    --------------
                                                                           (in thousands)
     Business segment revenues:
       Pipeline operations                       $      20,998    $       20,195    $      57,946    $       55,155
       Terminaling operations                           54,186            33,208          150,000            99,269
       Product marketing operations                    108,935            77,260          277,828           264,491
                                                 -------------    --------------    -------------    --------------
                                                 $     184,119    $      130,663    $     485,774    $      418,915
                                                 =============    ==============    =============    ==============
     Business segment profit:
       Pipeline operations                       $       9,487    $        9,827    $      27,421    $       26,640
       Terminaling operations                           18,478            12,249           50,962            35,642
       Product marketing operations                        803             1,013            2,937               749
       General corporate                                  (262)             (363)          (1,302)             (862)
                                                 -------------    --------------    -------------    --------------
         Operating income                               28,506            22,726           80,018            62,169
       Interest and other income                           259               123              482             4,230
       Interest expense                                 (7,478)           (3,560)         (20,944)          (12,726)
                                                 -------------    --------------    -------------    --------------
       Income before gain on issuance
         of units by KPP, income taxes,
         interest of outside non-
         controlling partners in
         KPP's net income and
         extraordinary item                      $      21,287    $       19,289    $      59,556    $       53,673
                                                 =============    ==============    =============    ==============


                                                                                    September 30,     December 31,
                                                                                        2002              2001
                                                                                    -------------    --------------
                                                                                            (in thousands)
       Total assets:
         Pipeline operations                                                        $     112,564    $      105,156
         Terminaling operations                                                           830,413           443,215
         Product marketing operations                                                      35,214            19,313
         General corporate                                                                  7,721             4,083
                                                                                    -------------    --------------
                                                                                    $     985,912    $      571,767
                                                                                    =============    ==============


8.   DERIVATIVE INSTRUMENTS

     In August of 2000, KPOP filed a shelf registration statement on Form S-3 for the issuance of up to $500 million of public debt securities. At September 30, 2002, $250 million remained available for issuance under the shelf registration statement. In September of 2002, KPOP entered into a Treasury Lock Contract, maturing on November 4, 2002, for the purpose of locking in the US Treasury interest rate component on $150 million of anticipated thirty-year public debt offerings. The Treasury Lock Contract called for a net cash settlement on the maturity date, based on the difference between the contract's fixed interest rate and the applicable US Treasury yield on maturity. As the Treasury Lock Contract qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, unrealized gains and losses for the applicable reporting period are recorded in other comprehensive income, along with an asset or liability in the same amount, based on the fair value of the contract. Upon completion of the anticipated public debt offering, the gain or loss realized on the Treasury Lock Contract at settlement date would be recognized as a component of interest expense over the life of the public debt instrument. At September 30, 2002, the Company had an unrealized loss of approximately $5.3 million, before interest of outside non-controlling partners in KPP's net income of $4.0 million, which was recognized in other comprehensive income in the third quarter of 2002.

     In October of 2002, KPOP, due to various market factors, elected to defer issuance of the public debt securities, effectively eliminating the cash flow hedging designation for the Treasury Lock Contract. On October 29, 2002, the contract was settled resulting in a net realized gain of $3.0 million, before interest of outside non-controlling partners in KPP's net income, which will be recognized as a component of net income in the fourth quarter of 2002.


9.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of September 30, 2002, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the second quarter of 2002, the Company determined that the implied fair value of its goodwill exceeded carrying value, and therefore, no impairment charge was necessary. Goodwill amortization included in the results of operations of the Company for the three and nine months ended September 30, 2001 was not material.


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

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I

CONDENSED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)


                                                                        Three Months              Nine Months
                                                                            Ended                    Ended
                                                                     September 30, 2002       September 30, 2002
                                                                     ------------------       ------------------
General and administrative expenses                                    $        (430)             $     (1,371)
Interest expense                                                                (195)                     (533)
Interest and other income                                                          2                         6
Equity in earnings of subsidiaries                                             7,296                    36,319
                                                                       -------------              ------------
    Net income                                                         $       6,673              $     34,421
                                                                       =============              ============
Earnings per share:
    Basic                                                              $         .58              $       3.01
                                                                       =============              ============
    Diluted                                                            $         .57              $       2.93
                                                                       =============              ============








               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       15

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I
                                                                     (Continued)

CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                       September 30,              December 31,
                                                                           2002                        2001
                                                                       -------------            ----------------
                                                                        (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                          $       2,755             $       1,369
    Prepaid expenses and other                                                 3,500                       601
                                                                       -------------             -------------
        Total current assets                                                   6,255                     1,970
                                                                       -------------             -------------

Investments in and advances to subsidiaries                                   81,344                    62,358

Other assets                                                                     636                       719
                                                                       -------------             -------------
                                                                       $      88,235             $      65,047
                                                                       =============             =============


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              $       3,886             $         904
    Accrued distributions payable to shareholders                              4,749                     4,131
                                                                       -------------             -------------
        Total current liabilities                                              8,635                     5,035
                                                                       -------------             -------------

Long-term debt                                                                19,125                     9,125

Long-term payables and other liabilities                                       6,698                    16,955

Commitments and contingencies

Shareholders' equity                                                          53,777                    33,932
                                                                       -------------             -------------
                                                                       $      88,235             $      65,047
                                                                       =============             =============


               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       16

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I
                                                                     (Continued)
CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                               Nine Months Ended
                                                              September 30, 2002
                                                              ------------------
Operating activities:
    Net income                                                    $      34,421
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Equity in earnings of subsidiaries, net of distributions        (20,226)
        Changes in current assets and liabilities                            83
                                                                   ------------
               Net cash provided by operating activities                 14,278
                                                                   ------------
Investing activities:
    Changes in other assets                                                  83
                                                                   ------------
               Net cash provided by investing activities                     83
                                                                   ------------
Financing activities:
    Issuance of debt                                                     10,000
    Issuance of common shares                                               648
    Distributions to shareholders                                       (13,602)
    Changes in long-term payables and other liabilities                 (10,021)
                                                                   ------------
               Net cash used in financing activities                    (12,975)
                                                                   ------------

Increase in cash and cash equivalents                                     1,386

Cash and cash equivalents at beginning of period                          1,369
                                                                   ------------
Cash and cash equivalents at end of period                         $      2,755
                                                                   ============



               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       17

KANEB SERVICES LLC AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services LLC (the "Company") and notes thereto included elsewhere in this report.


     Operating Results:

     Pipeline Operations

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    20,998     $    20,195        $    57,946     $    55,155
     Operating costs                                       9,511           8,448             23,602          22,356
     Depreciation and amortization                         1,385           1,324              4,132           3,937
     General and administrative                              615             596              2,791           2,222
                                                     -----------     -----------        -----------     -----------
         Operating income                            $     9,487     $     9,827        $    27,421     $    26,640
                                                     ===========     ===========        ===========     ===========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and nine month periods ended September 30, 2002, revenues increased by 4% and 5%, respectively, compared to the same 2001 periods, due to higher per barrel rates realized on volumes shipped. Barrel miles totaled 5.0 billion for each of the three month periods ended September 30, 2002 and 2001, respectively, and 13.7 billion and 13.9 billion for the nine months ended September 30, 2002 and 2001, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.1 million and $1.2 million for the three and nine month periods ended September 30, 2002, respectively, when compared to 2001, due primarily to expenditures for routine repairs and maintenance. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, remained relatively flat for the three month period ended September 30, 2002, and increased by $0.6 million for the nine months ended September 30, 2002, due primarily to first quarter 2002 increases in professional services and personnel related costs.

     Terminaling Operations

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    54,186     $    33,208        $   150,000     $    99,269
     Operating costs                                      23,445          14,948             65,833          44,977
     Depreciation and amortization                         8,728           4,300             22,813          13,389
     General and administrative                            3,535           1,711             10,392           5,261
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    18,478     $    12,249        $    50,962     $    35,642
                                                     ===========     ===========        ===========     ===========

     Terminaling revenues increased by $21.0 million and $50.7 million, respectively, for the three and nine month periods ended September 30, 2002, compared to the same 2001 periods, due to the Statia acquisition (see "Liquidity and Capital Resources") and overall increases in utilization at existing locations. Average annual tankage utilized for the three and nine month periods ended September 30, 2002 increased to 47.8 million and 45.3 million barrels, respectively, up from 30.0 million and 30.1 million barrels, respectively, for the comparable prior year periods. For the three and nine month periods ended September 30, 2002, average annualized revenues per barrel of tankage utilized increased to $4.50 and $4.43 per barrel, respectively, compared to $4.40 and $4.42 per barrel, respectively, for the same prior year periods.

     For the three and nine month periods ended September 30, 2002, operating costs increased by $8.5 million and $20.9 million, respectively, when compared to the same 2001 periods, the result of the Statia acquisition and increases in volumes stored. General and administrative costs for the three and nine month periods ended September 30, 2002, increased by $1.8 million and $5.1 million, respectively, when compared to the same 2001 periods, due to the Statia acquisition and overall increases in personnel costs.


     Product Marketing Operations

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $   108,935     $    77,260        $   277,828     $   264,491
     Cost of products sold                               105,059          75,773            268,727         262,296
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     3,876     $     1,487        $     9,101     $     2,195
                                                     ===========     ===========        ===========     ===========
     Operating income                                $       803     $     1,013        $     2,937     $       749
                                                     ===========     ===========        ===========     ===========

     For the three and nine month periods ended September 30, 2002, revenues for the product marketing business increased by $31.7 million and $13.3 million, respectively, when compared to the same 2001 periods. Included in revenues for the three and nine month periods ended September 30, 2002 is $28.1 million and $63.7 million, respectively, from the product marketing business acquired with Statia on February 28, 2002. The increase in revenues was the result of increases in sales volumes, a result of the Statia acquisition, partially offset by an overall decrease in the average price realized per gallon of product sold. Total gallons sold aggregated 140 million and 83 million for the three months ended September 30, 2002 and 2001, respectively, and 385 million and 274 million for the nine months ended September 30, 2002 and 2001, respectively. For the three and nine months ended September 30, 2002, the average price realized per gallon of product sold was $0.78 and $0.72, respectively, compared to $0.93 and $0.96, respectively, for the same 2001 periods.

     Gross margin increased by $2.4 million and $6.9 million for the three and nine month periods ended September 30, 2002, respectively, when compared to the same 2001 periods, due to the increase in volumes sold and favorable product margins. Operating income decreased by $0.2 million for the three months ended September 30, 2002 and increased by $2.2 million for the nine months ended September 30, 2002, when compared to the same 2001 periods. The decrease in third quarter operating income was due to charges resulting from increases in the allowance for doubtful accounts receivable, partially offset by increases in volumes sold and the favorable product margins. The increase in operating income for the nine months ended September 30, 2002 is also due to the increase in volumes sold and favorable product margins, partially offset by charges resulting from increases to the allowance for doubtful accounts receivable. Product inventories are maintained at minimum levels to meet customers' needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.


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


     Interest Expense

     For the three and nine months ended September 30, 2002, interest expense increased by $3.9 million and $8.2 million, respectively, when compared to the same 2001 periods, due primarily to increases in KPP debt resulting from the Statia acquisition, partially offset by overall declines in variable interest rates.


     Income Tax Provision

     Tax expense reported in the consolidated financial statements for the nine months ended September 30, 2001 represents the tax expense of the Company and its subsidiaries as if they had filed on a separate return basis. As a result of the Distribution on June 29, 2001 (See "Note 1 to Consolidated Financial Statements"), the Company no longer participates with Xanser Corporation in filing a consolidated Federal income tax return. Effective with the Distribution on June 29, 2001, the Company became a pass-through entity with its income, for Federal and, generally, for state purposes, taxed at the shareholder level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences (a net $8.6 million deferred tax liability) were eliminated, resulting in a credit to income tax expense in the second quarter of 2001.

     Certain KPP terminaling operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income tax expense for these subsidiaries, including those acquired from Statia, for the three months ended September 30, 2002 and 2001 was $1.4 million and $0.3 million, respectively. For the nine months ended September 30, 2002 and 2001, income tax expense for KPP's taxable subsidiaries was $3.0 million and $0.6 million, respectively.


     Liquidity and Capital Resources

     During the first nine months of 2002, the Company's working capital requirements for its and KPP's operations and capital expenditures (excluding acquisitions) were funded through the use of internally generated funds.

     Cash provided by operating activities, including the operations of KPP, was $68.2 million and $83.9 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash provided by operations for the nine months ended September 30, 2002, compared to the same 2001 period, was due to changes in working capital components resulting from the timing of cash receipts and disbursements. Consolidated capital expenditures (excluding acquisitions) were $21.9 million for the nine months ended September 30, 2002, compared to $9.6 million during the same 2001 period. The increase in 2002 capital expenditures, when compared to 2001, is the result of higher than normal 2002 maintenance capital expenditures in both the pipeline and terminaling businesses and maintenance capital expenditures related to the acquired Statia operations.

     In July of 2001, the Company entered into an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by
     4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At September 30, 2002, $19.1 million was drawn on the credit facility, at an interest rate of 3.03%.

     KPP has a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility, which is without recourse to the Company, bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and absent an event of default, those covenants do not restrict distributions to the Company or the other partners. At September 30, 2002, $243.0 million was drawn on the facility, at an interest rate of 3.12%.

     In January of 2001, KPP used proceeds from its $275 million revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, KPP incurred a $6.5 million prepayment penalty which, net of income taxes and interest of outside non-controlling partners in KPP's net income, was recognized as an extraordinary expense in the first quarter of 2001.

     In January of 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under KPP's revolving credit agreement. The acquisition was accounted for using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in the first quarter of 2001.

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

     In February of 2002, Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), an operating subsidiary of KPP, issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

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

     In April of 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Under the provisions of the 11.75% notes, KPP incurred a $3.0 million prepayment penalty, of which $2.0 million, net of interest of outside non-controlling partners in KPP's net income, was recognized as an extraordinary expense in the second quarter of 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund KPOP's September 2002 acquisition of the Australia and New Zealand terminals. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.8 million. Accordingly, the Company recognized a $8.8 million gain in the second quarter of 2002.

     On September 18, 2002, KPOP acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $44 million in cash, subject to adjustment based on a closing date balance sheet.

     On November 1, 2002, KPOP acquired an approximately 2,000 mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for $140 million in cash, subject to normal post-closing adjustments. The acquisition was financed by bank debt maturing in May of 2003.

     In November of 2002, KPP issued 2,000,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $63.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the Koch pipeline acquisition. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $7.3 million. Accordingly, the Company will recognize a $7.3 million gain in the fourth quarter of 2002.

     In August of 2000, KPOP filed a shelf registration statement on Form S-3 for the issuance of up to $500 million of public debt securities. At September 30, 2002, $250 million remained available for issuance under the shelf registration statement. In September of 2002, KPOP entered into a Treasury Lock Contract, maturing on November 4, 2002, for the purpose of locking in the US Treasury interest rate component on $150 million of anticipated thirty-year public debt offerings. The Treasury Lock Contract called for a net cash settlement on the maturity date, based on the difference between the contract's fixed interest rate and the applicable US Treasury yield on maturity. As the Treasury Lock Contract qualified as a cash flow hedging instrument under SFAS No. 133, unrealized gains and losses for the applicable reporting period are recorded in other comprehensive income, along with an asset or liability in the same amount, based on the fair value of the contract. Upon completion of the anticipated public debt offering, the gain or loss realized on the Treasury Lock Contract at settlement date would be recognized as a component of interest expense over the life of the public debt instrument. At September 30, 2002, the Company had an unrealized loss of approximately $5.3 million, before interest of outside non-controlling partners in KPP's net income of $4.0 million, which was recognized in other comprehensive income in the third quarter of 2002. In October of 2002, KPOP, due to various market factors, elected to defer issuance of the public debt securities, effectively eliminating the cash flow hedging designation for the Treasury Lock Contract. On October 29, 2002, the contract was settled resulting in a net realized gain of $3.0 million, before interest of outside non-controlling partners in KPP's net income, which will be recognized as a component of net income in the fourth quarter of 2002.

     The Company expects to make quarterly distributions of 100% of its available cash, as defined in its limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all of the cash receipts of the Company, plus the beginning cash balance less all of its cash disbursements and reserves. Excess cash flow from the Company's Product Marketing Operations is being used to reduce working capital borrowings. Cash distributions of $0.4125 per share with respect to the first and second quarters of 2002 were paid on May 15, 2002 and August 14, 2002, respectively. A cash distribution of $0.4125 per share with respect to the third quarter of 2002 will be paid on November 14, 2002.

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


     In April of 2002, the FASB issued SFAS No. 145, which, among other items, affects the income statement classification of gains and losses from early extinguishment of debt. Under SFAS No. 145, which must be adopted by the first quarter of 2003, early extinguishment of debt is now considered a risk management strategy, with resulting gains and losses no longer classified an extraordinary item, unless the debt extinguishment meets certain unusual in nature and infrequency of occurrence criteria, which is expected to be rare. Upon adoption, companies must reclassify prior items that do not meet the new extraordinary item classification criteria as a component of operating income. Had the provisions of SFAS No. 145 been applied at September 30, 2002, the extraordinary items (before interest of outside non-controlling partners in KPP's net income and income taxes) recorded for the nine month periods ended September 30, 2002 and 2001, respectively, would be reclassified as components of operating income. Adoption of SFAS No. 145 will have no effect on the net income of the Company.


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

KANEB SERVICES LLC AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $267 million (including KPP's debt) at September 30, 2002, a one percent increase in interest rates would increase annual net interest expense by approximately $2.7 million.

Information regarding KPP's September 2002 interest rate hedging transaction is included in "Liquidity and Capital Resources".


Item 4. Controls and Procedures

In its recent Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Act of 1934 (the "Exchange Act"). While the Company believes that its disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

The principal executive officer and the principal financial officer of the Company have informed the Company that, based upon their evaluation within 90 days of the date of this filing of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange
Act), they have concluded that those disclosure controls and procedures are effective.

There have been no changes in the Company's internal controls or in the other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor have any corrective actions with regard to significant deficiencies and material weaknesses been necessary.



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

         10.08 Second Amendment to Credit Agreement dated February 11, 2000 between Martin Oil Corporation and Harris Trust & Savings Bank, filed as Exhibit 10.10 to the exhibits to Registrant's Form 10/A, dated May 1, 2001, which exhibit is hereby incorporated by reference.

         10.09 Formation and Purchase Agreement, by and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998, filed as Exhibit 10.9 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

         10.10 Agreement,  by and among,  GATX  Terminals  Limited,  ST Services
               Ltd., ST Eastham, Ltd., GATX Terminals Corporation, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Partners, L.P., dated January 26, 1999, filed as Exhibit 10.10 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

         10.11 Credit Agreement, by and among, Kaneb Pipe Line Operating Partnership, L.P., ST Services, Ltd. and SunTrust Bank, Atlanta, dated January 27, 1999, filed as Exhibit 10.11 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

         10.12 Revolving Credit Agreement, dated as of December 28, 2000 by and among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., the Lenders party thereto, and SunTrust Bank, as Administrative Agent, filed as Exhibit 10.11 to Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 2000, which exhibit is hereby incorporated by reference.

         10.13 Securities Purchase Agreement by and among Shore Terminals LLC, Kaneb Pipe Line Partners, L.P. and the Sellers Named Therein, dated as of September 22, 2000, Amendment No. 1 To Securities Purchase Agreement, dated as of November 28, 2000 and Registration Rights Agreement, dated as of January 3, 2001, filed as Exhibits 10.1, 10.2 and 10.3 of the exhibits to Kaneb Pipe Line Partners, L.P.'s Current Report on Form 8-K dated January 3, 2001, which exhibits are hereby incorporated by reference.

         10.14 Kaneb Services LLC 401(k) Savings Plan, filed as Exhibit 10.16 to the exhibits to Registrant's Form 10/A, dated May 24, 2001, which exhibit is hereby incorporated by reference.

         10.15 Credit   Agreement  by  and  between  the  Registrant  and  Kaneb
               Services, Inc., filed as Exhibit 10.5 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference. This credit commitment was permanently terminated effective December 10, 2001.

         10.16 Loan Agreement by and between the Registrant, Kaneb Pipe Line Company LLC and the Bank of Scotland, filed as Exhibit 10.6 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

         10.17 Asset Purchase and Sale Agreement, dated as of September 17, 2002, by and between Koch Pipeline Company, L.P., Koch Fertilizer Storage and Terminal Company and Kaneb Pipe Line Operating Partnership, L.P., filed as Exhibit 10.2 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

         10.18 First Amendment to Asset Purchase and Sale Agreement, dated as of October 31, 2002, by and between Koch Pipeline Company, L.P., Koch Fertilizer Storage and Terminal Company and Kaneb Pipe Line Operating Partnership, L.P., filed as Exhibit 10.3 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

         10.19 Bridge Loan Agreement, dated as of November 1, 2002, by and between Kaneb Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., the Lenders and SunTrust Bank as Administrative Agent, filed as Exhibit 10.4 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

         10.20 Subsidiary Guaranty Agreement, dated as of November 1, 2002, among each of the Subsidiaries, Kaneb Pipe Line Operating Partnership, L.P. and SunTrust Bank, filed as Exhibit 10.5 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

         10.21 Amendment No. 1 to Revolving Credit Agreement, dated as of July 31, 2002, by and between Kaneb Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., the Lenders and SunTrust Bank as Administrative Agent, filed as Exhibit 10.6 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

         10.22 Amendment No. 2 to Revolving Credit Agreement, dated as of October 31, 2002, by and between Kaneb Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., the Lenders and SunTrust Bank as Administrative Agent, filed as Exhibit 10.7 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.


     (b)  Reports on Form 8-K

          None.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                      KANEB SERVICES LLC
                                      (Registrant)


Date:   November 14, 2002



                                                  //s//
                                      ------------------------------------------
                                      Howard C. Wadsworth
                                      Vice President, Treasurer and Secretary

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, John R. Barnes, Chief Executive Officer of Kaneb Services LLC certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kaneb Services LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant's financial statements are fairly presented in conformity with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report ("Evaluation Date");

     d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

     e) Disclosed to the registrant's auditors and the audit committee of the board of directors:

          (i) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

     f) Indicated in this report any significant changes in the registrant's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant's internal controls and procedures for financial reporting.

Date:   November 14, 2002



                                                  //s//
                                      ------------------------------------------
                                      John R. Barnes
                                      President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Howard C. Wadsworth, Chief Financial Officer of Kaneb Services LLC certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kaneb Services LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant's financial statements are fairly presented in conformity with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report ("Evaluation Date");

     d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

     e) Disclosed to the registrant's auditors and the audit committee of the board of directors:

          (i) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

     f) Indicated in this report any significant changes in the registrant's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant's internal controls and procedures for financial reporting.


Date:   November 14, 2002



                                                  //s//
                                      ------------------------------------------
                                      Howard C. Wadsworth
                                      Vice President, Treasurer and Secretary
                                      (Chief Financial Officer)

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Kaneb Services LLC (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   November 14, 2002



                                                  //s//
                                      ------------------------------------------
                                      John R. Barnes
                                      President and Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Kaneb Services LLC (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   November 14, 2002



                                                  //s//
                                      ------------------------------------------
                                      Howard C. Wadsworth
                                      Vice President, Treasurer and Secretary
                                      (Chief Financial Officer)