Form 10-K
period 2002-12-31
KANEB SERVICES LLC
filed 2003-03-31
CIK 1137154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-16405

                               KANEB SERVICES LLC

             (Exact name of registrant as specified in its charter)

        Delaware                                                 75-2931295
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

2435 North Central Expressway
    Richardson, Texas                                             75080
----------------------------------------                   ---------------------
(Address of principal executive offices)                        (zip code)

       Registrant's telephone number, including area code: (972) 699-4062

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
     Shares                                       New York Stock Exchange


     Securities  registered  pursuant  to  Section  12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this  Form  10-K or any  amendment  to this Form  10-K.  Yes   No X

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X     No

     Aggregate market value of the voting shares held by non-affiliates of the registrant: $220,947,360. This figure is estimated as of June 28, 2002, at which date the closing price of the registrant's shares on the New York Stock Exchange was $20.00 per share and assumes that only officers and directors of the registrant were affiliates of the registrant.

     Number  of  Shares  of  the  Registrant  outstanding  at  March  21,  2003:
11,329,851.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                    PART I


Item 1. Business


GENERAL

     Kaneb Services LLC (the "Company") is a limited liability company organized under the laws of the State of Delaware. The Company manages and operates a refined petroleum products and anhydrous ammonia pipeline business and the terminaling of petroleum products and specialty liquids terminal storage business through the general partner interest owned by one of its subsidiaries in Kaneb Pipe Line Partners, L.P., a Delaware limited partnership ("KPP"), which in turn owns those systems and facilities through its subsidiaries.

     KPP is a separate public entity whose limited partner units are traded over the New York Stock Exchange (NYSE: KPP). The Company's wholly owned subsidiary, Kaneb Pipe Line Company LLC, a Delaware limited liability company, ("KPL"), owns the general partner interest and 5.1 million limited partner units of KPP. For financial statement purposes, the assets, liabilities and earnings of KPP are included in the Company's consolidated financial statements, with the public unitholders' interest reflected as interest of outside non-controlling partners in KPP. For purposes of this report, the business, operations, revenues and other information about KPP are presented as a whole, even though the Company does not, directly or indirectly, own 100% of KPP. The Company's product marketing services are conducted by Martin Oil LLC, a Delaware limited liability company ("Martin"), a 100% owned subsidiary of KPL and, since KPP's acquisition of Statia (see "Liquidity and Capital Resources"), by Statia which delivers bunker fuel to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. Martin provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions.


PIPELINE BUSINESS

Introduction

     KPP's pipeline business consists primarily of the transportation of refined petroleum products as a common carrier in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming and Minnesota. On December 24, 2002, KPP acquired the Northern Great Plains Product System from Tesoro Refining and Marketing Company for approximately $100 million. This product pipeline system is now referred to as KPP's North Pipeline. On November 1, 2002, KPP acquired a 2,000 mile anhydrous ammonia pipeline from Koch Pipeline Company, LP and Koch Fertilizer Storage and Terminal Company for approximately $139 million. KPP's three refined petroleum products pipelines and the anhydrous ammonia pipeline are described below.

East Pipeline

     Construction of the East Pipeline commenced in the 1950s with a line from southern Kansas to Geneva, Nebraska. During subsequent years, the East Pipeline was extended northward to its present terminus at Jamestown, North Dakota, west to North Platte, Nebraska and east into the State of Iowa. The East Pipeline, which moves refined products from south to north, now consists of 2,090 miles of pipeline ranging in size from 6 inches to 16 inches.

     The East Pipeline system also consists of 17 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota with total storage capacity of approximately 3.5 million barrels and an additional 23 product tanks with total storage capacity of approximately 1,118,393 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system also has six origin pump stations in Kansas and 38 booster pump stations throughout the system. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory.

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

     Most of the refined petroleum products delivered through the East Pipeline are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East Pipeline. Government agricultural policies and crop prices also affect the agricultural sector. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

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

West Pipeline

     KPP acquired the West Pipeline in February 1995, increasing KPP's pipeline business in South Dakota and expanding it into Wyoming and Colorado. The West Pipeline system includes approximately 550 miles of pipeline in Wyoming, Colorado and South Dakota, four truck-loading terminals and numerous pump stations situated along the system. The system's four product terminals have a total storage capacity of over 1.7 million barrels.

     The West Pipeline originates near Casper, Wyoming, where it serves as a connecting point with Sinclair's Little America Refinery and the Seminoe Pipeline that transports product from Billings, Montana area refineries. At Douglas, Wyoming, a 6 inch pipeline branches off to serve KPP's Rapid City, South Dakota terminal approximately 190 miles away. The 6 inch pipeline also receives product from Wyoming Refining's pipeline at a connection located near the Wyoming/South Dakota border. From Douglas, KPP's 8 inch pipeline continues southward through a delivery point at the Burlington Northern junction to terminals at Cheyenne, Wyoming, the Denver metropolitan area and Fountain, Colorado.

     The West Pipeline system parallels KPP's East Pipeline to the west. The East Pipeline's North Platte line terminates in western Nebraska, approximately 200 miles east of the West Pipeline's Cheyenne, Wyoming Terminal. The West Pipeline serves Denver and other eastern Colorado markets and supplies jet fuel to Ellsworth Air Force Base at Rapid City, South Dakota, as compared to the East Pipeline's largely agricultural service area. The West Pipeline has a relatively small number of shippers, who, with few exceptions, are also shippers on KPP's East Pipeline system.

North Pipeline

     The North Pipeline, acquired by KPP in December 2002, runs from west to east approximately 440 miles from its origin at the Tesoro Refining and Marketing Company's Mandan, North Dakota refinery to the Minneapolis, Minnesota area. It has four product terminals, one in North Dakota and three in Minnesota, with a total tankage capacity of 1.3 million barrels. The North Pipeline crosses KPP's East Pipeline near Jamestown, North Dakota and the two pipelines will be connected at that location in the near future. The North Pipeline is presently supplied exclusively by the Mandan refinery. Once connected to the East Pipeline, it will be capable of delivering or receiving products to or from the East Pipeline.

Ammonia Pipeline

     On November 1, 2002, KPP acquired the anhydrous ammonia pipeline ("the "Ammonia Pipeline") from two Koch companies. Anhydrous ammonia is primarily used as agricultural fertilizer through direct application. Other uses are as a component of various types of dry fertilizer as well as use as a cleaning agent in power plant scrubbers. The 2,000 mile pipeline originates in the Louisiana delta area where it has access to three marine terminals. It moves north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits going east into Illinois and Indiana, and the other branch continues north into Iowa and then turning west into Nebraska. KPP acquired a storage and loading terminal near Hermann, Missouri but it was leased back to Koch Nitrogen. The administrative headquarters for the Ammonia Pipeline is located in Hermann, Missouri. The Ammonia Pipeline is connected to twenty-two other non-Partnership owned terminals and also has several industrial delivery locations. Product is primarily supplied to the pipeline from plants in Louisiana and foreign-source product through the marine terminals.

Other Systems

     KPP also owns three single-use pipelines, located near Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, however the Wyoming line utilizes a coordinated startup procedure between the refinery and the railroad. For the year ended December 31, 2002, these three systems combined transported a total of 3.5 million barrels of diesel fuel, representing an aggregate of $1.0 million in revenues.

Pipelines Products and Activities

     The revenues for the East Pipeline, West Pipeline, North Pipeline, Ammonia Pipeline and Other Pipelines (collectively, the "Pipelines") are based upon volumes and distances of product shipped. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated, but does not include any information on the Ammonia Pipeline and North pipeline systems which were acquired on November 1 and December 24, 2002, respectively:


                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                    2002             2001              2000             1999              1998
                               -------------     -------------    --------------    -------------    --------------
Volume (1)..................          89,780            92,116            89,192           85,356            77,965
Barrel miles (2)............          18,275            18,567            17,843           18,440            17,007
Revenues (3)................         $78,240           $74,976           $70,685          $67,607           $63,421

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

     The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                                              Year Ended December 31,
                                                              (thousands of barrels)
                               ------------------------------------------------------------------------------------
                                    2002             2001              2000             1999              1998
                               -------------     -------------    --------------    -------------    --------------
Gasoline....................          45,106            46,268            44,215           41,472            37,983
Diesel and fuel oil.........          40,450            42,354            41,087           40,435            36,237
Propane.....................           4,224             3,494             3,890            3,449             3,745
                               -------------     -------------    --------------    -------------    --------------
Total.......................          89,780            92,116            89,192           85,356            77,965
                               =============     =============    ==============    =============    ==============

     Diesel and fuel oil are used in farm machinery and equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation and propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered. Demand on the North Pipeline is anticipated to reflect the same agricultural nature as the East Pipeline except for the Minneapolis area terminal which should be more like the Denver metropolitan area demand.

Maintenance and Monitoring

     The Pipelines have been constructed and are maintained in a manner consistent with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, protective measures are taken and routine preventive maintenance is performed on the Pipelines in order to prolong the useful lives of the Pipelines. Such measures include cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the Pipeline's rights-of-way and possible damage to the Pipelines.

     KPP uses state-of-the-art Supervisory Control and Data Acquisition remote supervisory control software programs to continuously monitor and control the Pipelines from the Wichita, Kansas headquarters and from the Roseville, Minnesota terminal for the North Pipeline. The system monitors quantities of refined petroleum products injected in and delivered through the Pipelines and automatically signals the Wichita headquarters or Roseville personnel upon deviations from normal operations that requires attention.

Pipeline Operations

     For pipeline operations, integrity management and public safety, the East Pipeline, the West Pipeline, the North Pipeline and the Ammonia Pipeline are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission ("FERC"), the Surface Transportation Board, the Department of Transportation, the Environmental Protection Agency, and the Homeland Security Act. Additionally, the operations and integrity of the Pipelines are subject to the respective state jurisdictions along the route of the systems. See "Regulation."

     Except for the three single-use pipelines and certain ethanol facilities, all of KPP's pipeline operations constitute common carrier operations and are subject to federal tariff regulation. In May 1998, KPP was authorized by the FERC to adopt market-based rates in approximately one-half of its markets on the East and West systems. Common carrier activities are those under which transportation through KPP's Pipelines is available at published tariffs filed, in the case of interstate petroleum product shipments, with the FERC, or in the case of intrastate petroleum product shipments, in Kansas, Colorado, Wyoming and North Dakota, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Ammonia Pipeline is subject to federal regulation by the Surface Transportation Board, rather than the FERC.

     In general, a shipper on one of KPP's refined petroleum products pipelines delivers products to the pipeline from refineries or third party pipelines that connect to the Pipelines. The pipelines' refined petroleum products operations also include 25 truck-loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Five of the 25 terminals also receive propane into storage tanks and then load it into transport trucks. The Ammonia Pipeline receives product from anhydrous ammonia plants or from the marine terminals for imported product. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

     Each shipper transporting product on a pipeline is required to supply KPP with a notice of shipment indicating sources of products and destinations. All petroleum product shipments are tested or receive refinery certifications to ensure compliance with KPP's specifications. Shippers are generally invoiced by KPP immediately upon the product entering one of the Pipelines.

     The following table shows the number of tanks owned by KPP at each refined petroleum product terminal location at December 31, 2002, the storage capacity in barrels and truck capacity of each terminal location.

                Location of                     Number                 Tankage          Truck
                  Terminals                    of Tanks               Capacity       Capacity(a)
              ----------------------------     --------              ----------      -----------
              Colorado:
                    Dupont                         18                  692,000              6
                    Fountain                       13                  391,000              5
              Iowa:
                    LeMars                          9                  103,000              2
                    Milford(b)                     11                  172,000              2
                    Rock Rapids                    12                  366,000              2
              Kansas:
                    Concordia(c)                    7                   79,000              2
                    Hutchinson                      9                  161,000              2
                    Salina                         10                   98,000              3
              Minnesota
                    Moorhead                       17                  498,000              3
                    Sauk Centre                    11                  114,000              2
                    Roseville                      13                  594,000              5
              Nebraska:
                    Columbus(d)                    12                  191,000              2
                    Geneva                         39                  678,000              6
                    Norfolk                        16                  187,000              4
                    North Platte                   22                  197,000              5
                    Osceola                         8                   79,000              2
              North Dakota:
                    Jamestown(e)                   19                  315,000              4
              South Dakota:
                    Aberdeen                       12                  181,000              2
                    Mitchell                        8                   72,000              2
                    Rapid City                     13                  256,000              3
                    Sioux Falls                     9                  381,000              2
                    Wolsey                         21                  149,000              4
                    Yankton                        25                  246,000              4
              Wyoming:
                  Cheyenne                         15                  345,000              2
                                               ------              -----------
              Totals                              349                6,545,000
                                               ======              ===========

(a)  Number of trucks that may be simultaneously loaded.
(b) This terminal is situated on land leased through August 7, 2007 at an annual rental of $2,400. KPP has the right to renew the lease upon its expiration for an additional term of 20 years at the same annual rental rate.
(c) This terminal is situated on land leased through the year 2060 for a total rental of $2,000.
(d)  Also loads rail tank cars.
(e)  Two terminals


     The East Pipeline also has intermediate storage facilities consisting of 13 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 584,393 and 534,000 barrels, respectively. During 2002, approximately 56.8% and 90.1% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

     Storage of product at terminals pending delivery is considered by KPP to be an integral part of the petroleum product delivery service of the pipelines. Shippers generally store refined petroleum products for less than one week. Ancillary services, including injection of shipper-furnished and generic additives, are available at each terminal.

Demand for and Sources of Refined Petroleum Products

     KPP's pipeline business depends in large part on (i) the level of demand for refined petroleum products in the markets served by the pipelines and (ii) the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.

     Most of the refined petroleum products delivered through the East Pipeline and the western three terminals on the North Pipeline are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East and North Pipeline. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

     While there is some agricultural demand for the refined petroleum products delivered through the West Pipeline, as well as military jet fuel volumes, most of the demand is centered in the Denver and Colorado Springs area. Because demand on the West Pipeline and the Minneapolis area terminal of the North Pipeline is significantly weighted toward urban and suburban areas, the product mix on the West Pipeline and that terminal includes a substantially higher percentage of gasoline than the product mix on the East Pipeline.

     KPP's refined petroleum products pipelines are also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky Mountain sources. The North Pipeline, until the connection to the East Pipeline is complete, is dependent on the Tesoro Mandan refinery which primarily operates on North Dakota crude oil although it has the ability to access other crude oils. If operations at any one refinery were discontinued, KPP believes (assuming unchanged demand for refined petroleum products in markets served by the refined petroleum products pipelines) that the effects thereof would be short-term in nature, and KPP's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

     The majority of the refined petroleum product transported through the East Pipeline in 2002 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by National Cooperative Refining Association ("NCRA"), Frontier Refining and Conoco, Inc. respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 28.9% of the total amount of product shipped over the East
Pipeline in 2002. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

     The majority of the refined petroleum products transported through the West Pipeline is produced at the Frontier Refinery located at Cheyenne, Wyoming, the Valero Energy Corporation and Conoco Refineries located at Denver, Colorado, and Sinclair's Little America Refinery located at Casper, Wyoming, all of which are connected directly to the West Pipeline. The West Pipeline also has access to three Billings, Montana, area refineries through a connecting pipeline.

Demand for and Sources of Anhydrous Ammonia

     KPP's Ammonia Pipeline business depends on (1) the level of demand for direct application of anhydrous ammonia as a fertilizer for crop production ("Direct Application" or "DA"); (2) the weather (DA is not effective if the ground is too wet) and (3) the price of natural gas (the primary component of anhydrous ammonia).

     The Ammonia Pipeline is the largest of three anhydrous ammonia pipelines in the US and the only one that has the capability of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation's corn belt. This ability to receive either domestic or foreign anhydrous ammonia is a competitive advantage over the next largest ammonia system which originates in Oklahoma and extends into Iowa.

     Corn producers have several fertilizer alternatives such as liquid, dry or Direct Application. Liquid and dry fertilizers are both upgrades of anhydrous ammonia and therefore are more costly but are less sensitive to weather conditions during application. DA is the cheapest method of fertilizer application but cannot be applied if the ground is too wet or extremely dry.

Principal Customers

     KPP had a total of approximately 58 shippers in 2002. The principal shippers include four integrated oil companies, three refining companies, two large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers of the East and West Pipelines were $61.5 million, $51.5 million, and $48.7 million, which accounted for 74%, 69%, and 69% of total revenues shipped for each of the years 2002, 2001, and 2000, respectively.

Competition and Business Considerations

     The East and North Pipelines' major competitor is an independent, regulated common carrier pipeline system owned by The Williams Companies, Inc. ("Williams") that operates approximately 100 miles east of and parallel to the East Pipeline and in close proximity to the North Pipeline. The Williams system is a substantially more extensive system than the East and North Pipelines. Competition with Williams is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Twenty-one of the East Pipeline's and all four of the North Pipeline's delivery terminals are located within 2 to 145 miles of, and in direct competition with Williams' terminals.

     The West Pipeline competes with the truck-loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Terminal Company and Phillips Petroleum Company. Valero L.P. terminals in Denver and Colorado
Springs, connected to a Valero L.P. pipeline from their Texas Panhandle Refinery, are major competitors to the West Pipeline's Denver and Fountain Terminals, respectively.

     Because pipelines are generally the lowest cost method for intermediate and long-haul movement of refined petroleum products, KPP's Pipelines more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where KPP delivers products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. KPP believes high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to KPP's Pipelines will be built in the near future, provided KPP's Pipelines have available capacity to satisfy demand and its tariffs remain at reasonable levels.

     The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from the loading terminals of KPP is conducted principally by trucking operations of unrelated third parties. Trucks may competitively deliver products in some of the areas served by the Pipelines. However, trucking costs render that mode of transportation not competitive for longer hauls or larger volumes. KPP does not believe that trucks are, or will be, effective competition to its long-haul volumes over the long term.

     Competitors of the Ammonia Pipeline include another anhydrous ammonia pipeline which originates in Oklahoma and terminates in Iowa. The competitor pipeline has the same DA demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Barges and railroads represent direct competition for smaller niche markets but are not competitive for larger demand markets.


LIQUIDS TERMINALING BUSINESS

Introduction

     KPP's terminaling business is conducted through the Support Terminal Services operation ("ST Services" or "ST") and Statia Terminals International N.V. ("Statia"). ST Services is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. Statia, acquired on February 28, 2002 for a purchase price of $178 million (net of cash acquired), plus the assumption of $107 million of debt, owns and operates KPP's two largest terminals and provides related value-added services, including crude oil and petroleum product blending and processing, berthing of vessels at their marine facilities, and emergency and spill response services. In addition to its terminaling services, Statia sells bunkers, which is the fuel marine vessels consume, and bulk petroleum products to various commercial interests. In January 2001, KPP completed the acquisition of Shore Terminals LLC for a purchase price of $107 million cash and 1,975,090 limited partnership units of KPP (valued at $56.5 million at the date of the agreement).

     For the year ended December 31, 2002, KPP's terminaling business accounted for approximately 53% of KPP's revenues. As of December 31, 2002, ST operated 39 facilities in 20 states, with a total storage capacity of approximately 33.3 million barrels. ST also owns and operates six terminals located in the United Kingdom, having a total capacity of approximately 5.5 million barrels. In September 2002, ST acquired eight terminals in Australia and New Zealand with a total capacity of approximately 1.2 million barrels for approximately $47 million in cash. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. At the end of 2002, Statia's tank capacity was 18.8 million barrels, including an 11.3 million barrel storage and transshipment facility located on the Netherlands Antilles island of St. Eustatius, and a 7.5 million barrel storage and transshipment facility located at Point Tupper, Nova Scotia, Canada.

     KPP's terminal facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids. KPP's six largest terminal facilities are located on the Island of St. Eustatius, Netherlands Antilles; in Point Tupper, Nova Scotia, Canada; in Piney Point,
Maryland; in Linden, New Jersey (50% owned joint venture); in Crockett, California; and in Martinez, California.

Description of Largest Terminal Facilities

     St. Eustatius, Netherlands Antilles

     Statia owns and operates an 11.3 million barrel petroleum terminaling facility located on the Netherlands Antilles island of St. Eustatius, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and can accommodate the world's largest tankers for loading and discharging crude oil. A three-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station, and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal's customers' vessels. The St. Eustatius facility has a total of 51 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability as well as in-tank mixers. In addition to the storage and blending services at St. Eustatius, the facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 BPD of feedstock, ranging from condensates to heavy crude oil. Statia owns and operates all of the berthing facilities at its St. Eustatius terminal and charges vessels a fee for their use. Vessel owners or charterers may incur separate fees for associated services such as pilotage, tug assistance, line handling, launch service, emergency response services, and other ship services.

     Point Tupper, Nova Scotia, Canada

     Statia owns and operates a 7.5 million barrel terminaling facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is located approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad, Norway. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast and Canada as well as the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world's largest, fully-laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products, and petrochemicals. The Point Tupper facility has a total of 37 tanks. Its butane sphere is one of the largest of its kind in North America. The facility's tanks were renovated in 1994 to comply with construction standards that meet or exceed American Petroleum Institute, NFPA, and other material industry standards. Crude oil and petroleum product movements at the terminal are fully automated. Separate Statia fees apply for the use of the jetty facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services, and other ship services. Statia also charters tugs, mooring launches, and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at Point Tupper and to provide other services to vessels.

     Piney Point, Maryland

     The largest domestic terminal currently owned by ST is located on approximately 400 acres on the Potomac River. The facility was acquired as part of the purchase of the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") in December 1995. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck-loading facilities, product-blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power generating stations.

     Linden, New Jersey

     In October 1998, ST entered into a joint venture relationship with Northville Industries Corp. ("Northville") to acquire a 50% ownership interest in and the management of the terminal facility at Linden, New Jersey that was previously owned by Northville. The 44-acre facility provides ST with deep-water terminaling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.9 million barrels in 22 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal owns two docks and leases a third with draft limits of 35, 24 and 24 feet, respectively.

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

     KPP's facilities have been designed with engineered structural measures to minimize the possibility of the occurrence and the level of damage in the event of a spill or fire. All loading areas, tanks, pipes and pumping areas are "contained" to collect any spillage and insure that only properly treated water is discharged from the site.

     Other Terminal Sites

     In addition to the four major domestic facilities described above, ST Services has 35 other terminal facilities located throughout the United States, six facilities in the United Kingdom, four facilities in Australia and four in New Zealand. These other facilities primarily store petroleum products for a variety of customers, with the exception of the facilities in Texas City, Texas, which handles specialty chemicals; Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals and caustic solutions, as well as petroleum products; Vancouver, Washington, which handles chemicals and fertilizer; Eastham, United Kingdom which handles chemicals and animal fats; and Runcorn, United Kingdom, which handles molten sulphur, and the Australian and New Zealand terminals which handle chemicals and animal fats and oil. Overall, these facilities provide ST Services with locations which are diverse geographically, in products handled and in customers served.

     The following table outlines KPP's terminal locations, capacities, tanks and primary products handled:

                                    Tankage         No. of               Primary Products
          Facility                  Capacity         Tanks                     Handled
-----------------------------------------------------------------------------------------------------
Major U. S. Terminals:
Piney Point, MD                    5,403,000            28       Petroleum
Linden, NJ(a)                      3,884,000            22       Petroleum
Crockett, CA                       3,048,000            24       Petroleum
Martinez, CA                       2,800,000            16       Petroleum
Jacksonville, FL                   2,066,000            30       Petroleum
Texas City, TX                     2,002,000           124       Chemicals and Petrochemicals

Other U. S. Terminals:
Montgomery, AL(b)                    162,000             7       Petroleum, Jet Fuel
Moundville, AL(b)                    310,000             6       Jet Fuel
Tucson, AZ(a)                        181,000             7       Petroleum
Los Angeles, CA                      597,000            20       Petroleum
Richmond, CA                         617,000            25       Petroleum
Stockton, CA                         706,000            32       Petroleum
Homestead, FL(b)                      72,000             2       Jet Fuel
Augusta, GA                          110,000             8       Petroleum
Bremen, GA                           180,000             8       Petroleum, Jet Fuel
Brunswick, GA                        302,000             3       Fertilizer, Pulp Liquor
Columbus, GA                         180,000            25       Petroleum, Chemicals
Macon, GA(b)                         307,000            10       Petroleum, Jet Fuel
Savannah, GA                         861,000            19       Petroleum, Chemicals
Blue Island, IL                      752,000            19       Petroleum
Chillicothe, IL(a)                   270,000             6       Petroleum
Peru, IL                             221,000             8       Petroleum, Fertilizer
Indianapolis, IN                     410,000            18       Petroleum
Westwego, LA                         849,000            53       Molasses, Fertilizer, Caustic
Andrews AFB Pipeline, MD(b)           72,000             3       Jet Fuel
Baltimore, MD                        832,000            50       Chemicals, Asphalt, Jet Fuel
Salisbury, MD                        177,000            14       Petroleum
Winona, MN                           229,000             7       Fertilizer
Reno, NV                             107,000             7       Petroleum
Paulsboro, NJ                      1,580,000            18       Petroleum
Alamogordo, NM(b)                    120,000             5       Jet Fuel
Drumright, OK                        315,000             4       Petroleum, Jet Fuel
Portland, OR                       1,119,000            31       Petroleum
Philadelphia, PA                     894,000            11       Petroleum
Dumfries, VA                         554,000            16       Petroleum, Asphalt
Virginia Beach, VA(b)                 40,000             2       Jet Fuel
Tacoma, WA                           377,000            15       Petroleum
Vancouver, WA                        166,000            42       Chemicals, Fertilizer
Milwaukee, WI                        308,000             7       Petroleum


                                    Tankage         No. of               Primary Products
          Facility                  Capacity         Tanks                     Handled
-----------------------------------------------------------------------------------------------------
Foreign Terminals:
St. Eustatius, Netherlands
Antilles.                         11,334,000            51       Petroleum, crude oil
Point Tupper, Canada               7,501,000            37       Petroleum, crude oil
Sydney, Australia                    330,000            65       Chemicals, fats and oils
Melbourne, Australia                 468,000           118       Specialty chemicals
Geelong, Australia                   145,000            12       Specialty chemicals
Adelaide, Australia                   90,000            24       Chemicals, tallow, petroleum
Auckland, New Zealand (a)             64,000            39       Fats, oils and chemicals
New Plymouth, New Zealand             35,000            10       Fats, oils and chemicals
Mt. Managui, New Zealand              52,000            21       Fats, oils and chemicals
Wellington, New Zealand               50,000            13       Fats, oils and chemicals
Grays, England                     1,945,000            53       Petroleum
Eastham, England                   2,185,000           162       Chemicals, Petroleum, Animal Fats
Runcorn, England                     146,000             4       Molten sulphur
Glasgow, Scotland                    344,000            16       Petroleum
Leith, Scotland                      459,000            34       Petroleum, Chemicals
Belfast, Northern Ireland            407,000            41       Petroleum
                                 ---------------  --------------
                                  58,735,000         1,452
                                 ===============  ==============


(a)  The terminal is 50% owned by ST.
(b)  Facility  also  includes  pipelines  to  U.S.   government   military  base
     locations.


Customers

     The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and six of the eleven locations have been utilized solely by the U.S. Government. One of these locations is presently without government business. Of the eleven locations, six include pipelines which deliver jet fuel directly to nearby military bases.

     Statia provides terminaling services for crude oil and refined petroleum products to many of the world's largest producers of crude oil, integrated oil companies, oil traders, and refiners. Statia's crude oil transshipment customers include an oil producer that leases and utilizes 5.0 million barrels of storage at St. Eustatius, and a major international oil company which leases and utilizes 3.6 million barrels of storage at Point Tupper, both of which have long-term contracts with Statia. In addition, two different international oil companies each lease and utilize 1.0 million barrels of clean products storage at St. Eustatius and Point Tupper, respectively. Also in Canada, a consortium consisting of major oil companies sends natural gas liquids via pipeline to certain processing facilities on land leased from Statia. After processing, certain products are stored at the Point Tupper facility under a long-term contract. In addition, Statia's blending capabilities have attracted customers who have leased capacity primarily for blending purposes and who have contributed to Statia's bunker fuel and bulk product sales.

 Competition and Business Considerations

     In addition to the terminals owned by independent terminal operators, such as KPP, many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators, such as KPP. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

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

     Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator's ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with a greater diversity of terminals with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

     A few companies offering liquid terminaling facilities have significantly more capacity than KPP. However, much of KPP's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes they enjoy an advantage over competitors. As a result, many of KPP's terminals compete against other large petroleum products terminals, rather than specialty liquids facilities. Such specialty or "niche" tankage is less abundant in the U.S. and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.

     The main competition to crude oil storage at Statia's facilities is from "lightering" which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea. The price differential between lightering and terminaling is primarily driven by the charter rates for vessels of various sizes. Lightering generally takes significantly longer than discharging at a terminal. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminaling, including storage costs, dock charges, and spill response fees. However, terminaling is generally safer and reduces the risk of environmental damage associated with lightering, provides more flexibility in the scheduling of deliveries, and allows customers of Statia to deliver their products to multiple locations. Lightering in U.S. territorial waters creates a risk of liability for owners and shippers of oil under the U.S. Oil Pollution Act of 1990 and other state and federal legislation. In Canada, similar liability exists under the Canadian Shipping Act. Terminaling also provides customers with the ability to access value-added terminal services.

     In the bunkering business, Statia competes with ports offering bunker fuels to which, or from which, each vessel travels or are along the route of travel of the vessel. Statia also competes with bunker delivery locations around the world. In the Western Hemisphere, alternative bunker locations include ports on the U.S. East coast and Gulf coast and in Panama, Puerto Rico, the Bahamas, Aruba, Curacao, and Halifax. In addition, Statia competes with Rotterdam and various North Sea locations.


CAPITAL EXPENDITURES

     Capital expenditures by KPP relating to its pipelines, including routine maintenance and expansion expenditures, but excluding acquisitions, were $9.5 million, $4.3 million, and $3.4 million for 2002, 2001, and 2000, respectively. During these periods, adequate capacity existed on the Pipelines to accommodate volume growth, and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, by KPP relating to its terminaling business were $21.0 million, $12.9 million, and $6.1 million for 2002, 2001, and 2000, respectively.

     Capital expenditures of KPP during 2003, including routine maintenance and expansion expenditures, but excluding acquisitions, are expected to be approximately $40 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand KPP's operations. Such future expenditures, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that KPP will have the ability to finance such expenditures through borrowings or choose to do so.


REGULATION

Interstate Regulation

     The interstate common carrier petroleum product pipeline operations of KPP are subject to rate regulation by FERC under the Interstate Commerce Act. The Interstate Commerce Act provides, among other things, that to be lawful the rates of common carrier petroleum pipelines must be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness on protest or its own motion. The FERC may suspend the effectiveness of such rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by a complaint to FERC filed by a shipper or on the FERC's own initiative. Reparations may be recovered by the party filing the complaint for the two-year period prior to the complaint, if FERC finds the rate to be unlawful.

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

     Under Title XVIII of the Energy Policy Act of 1992 (the "EP Act"), rates that were in effect on October 24, 1991 that were not subject to a protest, investigation or complaint are deemed to be just and reasonable. Such rates, commonly referred to as grandfathered rates, are subject to challenge only for limited reasons. Any relief granted pursuant to such challenges may be prospective only. Because KPP's rates that were in effect on October 24, 1991, were not subject to investigation and protest at that time, those rates could be deemed to be just and reasonable pursuant to the EP Act. KPP's current rates became final and effective in July 2000, and KPP believes that its currently effective tariffs are just and reasonable and would withstand challenge under the FERC's cost-based rate standards. Because of the complexity of rate making, however, the lawfulness of any rate is never assured.

     On October 22, 1993, the FERC issued Order No. 561 which adopted a simplified rate making methodology for future oil pipeline rate changes in the form of indexation. Indexation, which is also known as price cap regulation, establishes ceiling prices on oil pipeline rates based on application of a broad-based measure of inflation in the general economy to existing rates. Rate increases up to the ceiling level are to be discretionary for the pipeline, and, for such rate increases, there will be no need to file cost-of-service or supporting data. Moreover, so long as the ceiling is not exceeded, a pipeline may make a limitless number of rate change filings. This indexing mechanism calculates a ceiling rate. Rate decreases are required if the indexing mechanism operates to reduce the ceiling rate below a pipeline's existing rates. The pipeline may increase its rates to this calculated ceiling rate without filing a formal cost based justification and with limited risk of shipper protests.

     The indexation method is to serve as the principal basis for the establishment of oil pipeline rate changes in the future. However, the FERC determined that a pipeline may utilize any one of the following alternative methodologies to indexing: (i) a cost-of-service methodology may be utilized by a pipeline to justify a change in a rate if a pipeline can demonstrate that its increased costs are prudently incurred and that there is a substantial divergence between such increased costs and the rate that would be produced by application of the index; and (ii) a pipeline may base its rates upon a "light-handed" market-based form of regulation if it is able to demonstrate a lack of significant market power in the relevant markets.

     On September 15, 1997, KPP filed an Application for Market Power Determination with the FERC seeking market based rates for approximately half of its markets. In May 1998, the FERC granted KPP's application and approximately half of the markets served by the East and West Pipelines subsequently became subject to market force regulation.

     In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U.S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC decided this case on the same basis as its holding in the Lakehead case. If the FERC were to partially or completely disallow the income tax allowance in the cost of service of the East and West Pipelines on the basis set forth in the Lakehead order, KPL believes that KPP's ability to pay distributions to the holders of the Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

     The Ammonia Pipeline rates are regulated by the Surface Transportation Board (the "STB"). The STB was established in 1996 when the Interstate Commerce Commission was terminated by the ICC Termination Act of 1995. The STB is headed by Board Members appointed by the President and confirmed by the Senate and is authorized to have three members. The STB jurisdiction in general includes railroad rate and service issues, rail restructuring transactions and labor matters related thereto; certain trucking company, moving van, and non-contiguous ocean shipping company rate matters; and certain pipeline matters not regulated by the FERC. In the performance of its functions, the STB is charged with promoting, where appropriate, substantive and procedural regulatory reform in the economic regulation of surface transportation, and with providing an efficient and effective forum for the resolution of disputes. The STB seeks to facilitate commerce by providing an effective forum for efficient dispute resolution and facilitation of appropriate market-based business transactions.

Intrastate Regulation

     The intrastate operations of the East Pipeline in Kansas are subject to regulation by the Kansas Corporation Commission, the intrastate operations of the West Pipeline in Colorado and Wyoming are subject to regulation by the Colorado Public Utility Commission and the Wyoming Public Service Commission, respectively, and the intrastate operations of the North Pipeline are subject to regulation by the North Dakota Public Utility Commission. Like the FERC, the state regulatory authorities require that shippers be notified of proposed intrastate tariff increases and have an opportunity to protest such increases. KPP also files with such state authorities copies of interstate tariff changes filed with the FERC. In addition to challenges to new or proposed rates, challenges to intrastate rates that have already become effective are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority.


ENVIRONMENTAL MATTERS

General

     The operations of KPP are subject to federal, state and local laws and regulations relating to the protection of the environment in the United States and to the environmental laws and regulations of the host countries in regard to the terminals acquired overseas. Although KPP believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, past and present, could result in substantial costs and liabilities to KPP.

     See "Item 3 - Legal Proceedings" for information concerning two lawsuits against certain subsidiaries of KPP involving claims for environmental damages.

Water

     The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed upon KPP. Regulations concerning the environment are continually being developed and revised in ways that may impose additional regulatory burdens on KPP.

     Contamination resulting from spills or releases of refined petroleum products is not unusual within the petroleum pipeline and liquids terminaling industries. The East Pipeline and ST Services have experienced limited groundwater contamination at various terminal and pipeline sites resulting from various causes including activities of previous owners. Remediation projects are underway or under construction using various remediation techniques. The costs to remediate contamination at several ST terminal locations are being borne by the former owners under indemnification agreements. Although no assurances can be made, KPP believes that the aggregate cost of these remediation efforts will not be material.

     Groundwater remediation efforts are ongoing at all four of the West Pipeline's terminals and at a Wyoming pump station. Regulatory officials have been consulted in the development of remediation plans. In connection with the purchase of the West Pipeline, KPP agreed to implement remediation plans at these specific sites over the succeeding five years following the acquisition in return for the payment by the seller, Wyco Pipe Line Company, of $1,312,000 to KPP to cover the discounted estimated future costs of these remediations.

     The EPA has promulgated regulations that may require KPP to apply for permits to discharge storm water runoff. Storm water discharge permits also may be required in certain states in which KPP operates. Where such requirements are applicable, KPP has applied for such permits and, after the permits are received, will be required to sample storm water effluent before releasing it. KPP believes that effluent limitations could be met, if necessary, with minor modifications to existing facilities and operations. Although no assurance in this regard can be given, KPP believes that the changes will not have a material effect on KPP's financial condition or results of operations.

Aboveground Storage Tank Acts

     A number of the states in which KPP operates in the United States have passed statutes regulating aboveground tanks containing liquid substances. Generally, these statutes require that such tanks include secondary containment systems or that the operators take certain alternative precautions to ensure that no contamination results from any leaks or spills from the tanks. Although there is not total federal regulation of all above ground tanks, the DOT has adopted an industry standard that addresses tank inspection, repair, alteration and reconstruction. This action requires pipeline companies to comply with the standard for tank inspection and repair for all tanks regulated by the DOT. KPP is in substantial compliance with all above ground storage tank laws in the states with such laws. Although no assurance can be given, KPP believes that the future implementation of above ground storage tank laws by either additional states or by the federal government will not have a material adverse effect on KPP's financial condition or results of operations.

Air Emissions

     The operations of KPP are subject to the Federal Clean Air Act and comparable state and local statutes. KPP believes that the operations of KPP's pipelines and terminals are in substantial compliance with such statutes in all states in which they operate.

     Amendments to the Federal Clean Air Act enacted in 1990 require or will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that have been and are to be developed and implemented by the EPA and state environmental agencies. Pursuant to these Clean Air Act Amendments, those Partnership facilities that emit volatile organic compounds ("VOC") or nitrogen oxides are subject to increasingly stringent regulations, including requirements that certain sources install maximum or reasonably available control technology. In addition, the 1999 Federal Clean Air Act Amendments include a new operating permit for major sources ("Title V Permits"), which applies to some of KPP's facilities. Additionally, new dockside loading facilities owned or operated by KPP in the United States will be subject to the New Source Performance Standards that were proposed in May 1994. These regulations require control of VOC emissions from the loading and unloading of tank vessels.

     Although KPP is in substantial compliance with applicable air pollution laws, in anticipation of the implementation of stricter air control regulations, KPP is taking actions to substantially reduce its air emissions. KPP plans to install bottom loading and vapor recovery equipment on the loading racks at selected terminal sites along the East Pipeline that do not already have such emissions control equipment. These modifications will substantially reduce the total air emissions from each of these facilities. Having begun in 1993, this project is being phased in over a period of years.

Solid Waste

     KPP generates non-hazardous solid waste that is subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes in the United States. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. At present, KPP is not required to comply with a substantial portion of the RCRA requirements because KPP's operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during pipeline operations, will in the future be designated as "hazardous wastes". Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by KPP.

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

Indemnification

     KPL has agreed to indemnify KPP against liabilities for damage to the environment resulting from operations of the East Pipeline prior to October 3, 1989. Such indemnification does not extend to any liabilities that arise after such date to the extent such liabilities result from change in environmental laws or regulations. Under such indemnity, KPL is presently liable for the remediation of contamination at certain East Pipeline sites. In addition, KPP was wholly or partially indemnified under certain acquisition contracts for some environmental costs. Most of such contracts contain time and amount limitations on the indemnities. To the extent that environmental liabilities exceed the amount of such indemnity, KPP has affirmatively assumed the excess environmental liabilities.


SAFETY REGULATION

     KPP's Pipelines are subject to regulation by the United States Department of Transportation (the "DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. The HLPSA covers anhydrous ammonia, petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with such safety regulations and to permit access to and copying of records and to make certain reports and provide information as required by the Secretary to Transportation. The Federal Pipeline Safety Act of 1992 amended the HLPSA to include requirements of the future use of internal inspection devices. KPP does not believe that it will be required to make any substantial capital expenditures to comply with the requirements of HLPSA as so amended.

     On November 3, 2000, the DOT issued new regulations intended by the DOT to assess the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could adversely affect highly populated areas, areas unusually sensitive to environmental impact and commercially navigable waterways. Under the regulations, an operator is required, among other things, to conduct baseline integrity assessment tests (such as internal inspections) within seven years, conduct future integrity tests at typically five-year intervals and develop and follow a written risk-based integrity management program covering the designated high consequence areas. KPP does not believe that any increased costs of compliance with these regulations will materially affect KPP's results of operations.

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


EMPLOYEES

     At December 31, 2002, the Company, and its subsidiaries and affiliates employed approximately 1,089 persons. Approximately 105 persons at 6 terminal unit locations in the United States were subject to representation by labor unions and collective bargaining or similar contracts at that date. The company considers relations with its employees to be good.


AVAILABLE INFORMATION

     The Company files annual, quarterly, and other reports and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy information statements, and other information regarding issuers that file electronically with the SEC.

     The Company also makes available free of charge on or through the Company's Internet site (http://www.kaneb.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the reports and other information is electronically filed with, or furnish it to, the SEC.


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

     The properties used in the operations of KPP's Pipelines are owned by KPP, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2004. Statia's facilities are owned through subsidiaries and the majority of ST's facilities are owned, while the remainder, including some of its terminal facilities located in port areas and its operational headquarters, located in Dallas, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms.


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

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR Site"), which has been declared a Superfund Site pursuant to CERCLA. The MMR Site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and KPP's subsidiaries, the Government advised the parties in April 1999 that it has identified two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

     By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the Texas state court judgment, which in the DOJ's view, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. KPP believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on several occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation.

     PEPCO Litigation. On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regard to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it has incurred total cleanup costs of $70 million to $75 million. PEPCO probably will continue to incur some cleanup related costs for the foreseeable future, primarily in connection with EPA requirements for monitoring the condition of some of the impacted areas. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort, if any, and cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but ST believes that such amount will be covered by insurance and therefore will not materially adversely affect KPP's financial condition.

     As a result of the rupture, purported class actions were filed against PEPCO and ST Services in federal and state court in Maryland by property and business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA") and Maryland common law. The federal court consolidated all of the federal cases in a case styled as In re Swanson Creek Oil Spill Litigation. A settlement of the consolidated class action, and a companion state-court class action, was reached and approved by the federal judge. The settlement involved creation and funding by PEPCO and ST Services of a $2,250,000 class settlement fund, from which all participating claimants would be paid according to a court-approved formula, as well as a court-approved payment to plaintiffs' attorneys. The settlement has been consummated and the fund, to which PEPCO and ST Services contributed equal amounts, has been distributed. Participating claimants' claims have been settled and dismissed with prejudice. A number of class members elected not to participate in the settlement, i.e., to "opt out," thereby preserving their claims against PEPCO and ST Services. All non-participant claims except one have been settled for immaterial amounts with ST Services' portion of such settlements provided by its insurance carrier. ST Services' insurance carrier has assumed the defense of the continuing action and ST Services believes that the carrier would assume the defense of any new litigation by a non-participant in the settlement, should any such litigation be commenced. While KPP cannot predict the amount, if any, of any liability it may have in the continuing action or in other potential suits relating to this matter, it believes that the current and potential plaintiffs' claims will be covered by insurance and therefore these actions will not have a material adverse effect on its financial condition.

     PEPCO and ST Services agreed with the federal government and the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA and of selecting restoration projects. This process was completed in mid-2002. ST Services' insurer has paid ST Services' agreed 50 percent share of these assessment costs. In late November 2002, PEPCO and ST Services entered into a Consent Decree resolving the federal and state trustees' claims for natural resource damages. The decree required payments by ST Services and PEPCO of a total of approximately $3 million to fund the restoration projects and for remaining damage assessment costs. The federal court entered the Consent Decree as a final judgment on December 31, 2002. PEPCO and ST have each paid their 50% share and thus fully performed their payment obligations under the Consent Decree. ST Services' insurance carrier funded ST Services' payment.

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. ST Services does not anticipate any further hearings on the subject and is still awaiting the DOT's ruling.

     By letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it intended to seek penalties from ST Services in connection with the April 7, 2000 spill. The State of Maryland subsequently asserted that it would seek penalties against ST Services and PEPCO totaling up to $12 million. A settlement of this claim was reached in mid-2002 under which ST Services' insurer will pay a total of slightly more than $1 million in installments over a five year period. PEPCO also reached a settlement of these claims with the State of Maryland. Accordingly, KPP believes that this matter will not have a material adverse effect on its financial condition.

     On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other causes of action, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of the oil spill. Both parties have pending motions to dismiss the other party's suit. KPP believes that any costs or damages resulting from these lawsuits will be covered by insurance and therefore will not materially adversely affect KPP's financial condition.

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


Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not hold a meeting of shareholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 2002.


                                     PART II

Item 5. Market for the Registrant's Shares and Related Shareholder Matters

     The Company's shares ("Shares") were listed and began trading on the New York Stock Exchange (the "NYSE") effective June 29, 2001, under the symbol "KSL." At March 21, 2003, there were approximately 4,000 shareholders of record for the Company. Set forth below are prices on the NYSE and cash distributions for the periods indicated for such Shares.

                                                       Share Prices
                                                   -----------------------       Cash
         Year                                        High           Low     Distributions
         -------------------------------           ---------      --------  -------------
         2001:
                   Third quarter                    $16.76        $13.87    $   .3625
                   Fourth quarter                    19.72         16.95        .3625

         2002:
                   First quarter                     22.35         18.10        .4125
                   Second quarter                    23.98         19.80        .4125
                   Third quarter                     21.25         16.21        .4125
                   Fourth quarter                    21.39         17.51        .4125

         2003:
                   First quarter                     20.90         18.20        .4375 (a)
                      (through March 21, 2003)

(a) The cash distribution with respect to the first quarter of 2003 is payable May 15, 2003.

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

                                                                 Year Ended December 31,
                                        --------------------------------------------------------------------------
                                           2002 (a)       2001 (a)         2000            1999           1998
                                        ------------   ------------    ------------   ------------   -------------
Income Statement Data:
Revenues..............................  $    669,828   $    535,338    $    537,418   $    370,326   $     240,032
                                        ============   ============    ============   ============   =============

Operating income......................  $    106,359   $     79,791    $     61,174   $     64,911   $      55,197
                                        ============   ============    ============   ============   =============
Income before gain on issuance of
   units by KPP and income taxes......  $     24,931   $     16,051    $     15,467   $     17,999   $      15,303
Income tax benefit (expense) (b)......        (2,585)         2,413          (2,824)         9,494          (1,258)
Gain on issuance of units by KPP (c)..        24,882          9,859             -           16,764            -
                                        ------------   ------------    ------------   ------------   -------------
Net income............................  $     47,228   $     28,323    $     12,643   $     44,257   $      14,045
                                        ============   ============    ============   ============   =============

Per Share Data:
Earnings per common share:
     Basic............................  $       4.13   $       2.57    $       1.19   $       4.22   $        1.33
                                        ============   ============    ============   ============   =============
     Diluted..........................  $       4.02   $       2.46    $       1.15   $       4.06   $        1.28
                                        ============   ============    ============   ============   =============
Cash distributions declared
   per share (d)......................  $       1.65   $      0.725
                                        ============   ============

Balance Sheet Data (at year end):
Property and equipment, net...........  $  1,092,276   $    481,396    $    321,448   $    316,956   $     268,670
Total assets..........................     1,244,101        571,767         429,852        427,608         330,517
Long-term debt........................       718,162        277,302         184,052        167,028         155,852
Shareholders' equity..................        63,654         33,932          71,369         86,833          37,192

(a)  See Note 3 to Consolidated Financial Statements regarding KPP acquisitions.
(b) See Note 4 to Consolidated Financial Statements regarding recognition in 2000 and 1999 of expected benefits from prior years tax losses (change in valuation allowance) and Note 4 regarding 2001 benefit for change in tax status.
(c) See Note 2 to Consolidated Financial Statements regarding the 2002 gains on issuance of units by KPP and Note 3 regarding 2001 gain on issuance of units by KPP.
(d) The Company makes quarterly distributions of 100% of available cash, as defined in the limited liability company agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, plus the beginning cash balance, less all cash disbursements and reserves.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the summary historical financial and operating data included elsewhere in this report.


GENERAL

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

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), a wholly-owned subsidiary of the Company, formed Kaneb Pipe Line Partners, L.P. ("KPP") to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interests and a 20% (at December 31, 2002) limited partner interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of KPP and a 1% interest as general partner of KPOP.

     KPP's petroleum pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming, and Minnesota. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments, with the Federal Energy Regulatory Commission (the "FERC"), or in the case of intrastate shipments with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The petroleum pipelines primarily transport gasoline, diesel oil, fuel oil and propane. Substantially all of the petroleum pipeline operations constitute common carrier operations that are subject to federal or state tariff regulations. KPP also owns an approximately 2,000-mile anhydrous ammonia pipeline system acquired from Koch Pipeline Company, L.P. in November of 2002 (see "Liquidity and Capital Resources"). The fertilizer pipeline originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska.

     KPP's terminaling business is conducted through the Support Terminal Services operations ("ST Services") and Statia Terminals International N.V. ("Statia"). ST Services is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. In the United States, ST Services operates 39 facilities in 20 states. ST Services also owns and operates six terminals located in the United Kingdom and eight terminals in Australia and New Zealand. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. Statia, acquired on February 28, 2002 ("see "Liquidity and Capital Resources"), owns a terminal on the Island of St. Eustatius, Netherlands Antilles and a terminal at Point Tupper, Nova Scotia, Canada.

     KPL owns a petroleum product marketing business which provides wholesale motor fuel marketing services in the Great Lakes and Rocky Mountain regions. KPP's product sales business delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial customers at these two locations.


CONSOLIDATED RESULTS OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2002          2001          2000
                                                                           -----------   -----------    -----------
                                                                                        (in thousands)

Consolidated revenues..................................................    $   669,828   $   535,338    $   537,418
                                                                           ===========   ===========    ===========
Consolidated operating income..........................................    $   106,359   $    79,791    $    61,174
                                                                           ===========   ===========    ===========
Consolidated income before gain on issuance of units by KPP
   and income taxes....................................................    $    24,931   $    16,051    $    15,467
                                                                           ===========   ===========    ===========
Consolidated net income................................................    $    47,228   $    28,323    $    12,643
                                                                           ===========   ===========    ===========


     For the year ended December 31, 2002, consolidated revenues increased by $134.5 million, or 25%, when compared to the year ended December 31, 2001, due to a $73.2 million increase in revenues in the teminaling business, a $53.6 million increase in revenues from the product marketing business and a $7.7 million increase in revenues in the pipeline business. Consolidated operating income for the year ended December 31, 2002 increased by $26.6 million, or 33%, when compared to 2001, due primarily to a $19.7 million increase in terminaling operating income, a $5.3 million increase in product marketing operating income and a $1.9 million increase in pipeline operating income. See "Liquidity and Capital Resources" regarding 2002 acquisitions. Consolidated 2002 income, before gain on issuance of units by KPP and income taxes, increased by $8.9 million, or 55%, when compared to 2001. Consolidated net income for the year ended December 31, 2002 includes $24.9 million in gains on issuance of units by KPP (see "Liquidity and Capital Resources").

     For the year ended December 31, 2001, consolidated revenues decreased by $2.1 million, or less than 1%, when compared to the year ended December 31, 2000, due to a $53.6 million decrease in product marketing revenues, resulting from decreases in both volumes sold and sales prices, that were substantially offset by a $47.3 million increase in terminaling revenues and a $4.3 million increase in pipeline revenues. Terminaling revenues include the operations of Shore from the January 3, 2001 acquisition date (see "Liquidity and Capital Resources"). Consolidated operating income for the year ended December 31, 2001 increased by $18.6 million, or 30%, when compared to the year ended December 31, 2000, due to a $22.0 million increase in terminaling operating income, partially offset by a $3.1 million decrease in product marketing operating income. Consolidated December 31, 2001 income before gain on issuance of units by KPP and income taxes, increased by $0.6 million, or 4%, when compared to the year ended December 31, 2000, due primarily to an increase in terminaling operating income, partially offset by a decrease in product marketing operating income. Consolidated net income for the year ended December 31, 2001 includes a gain of $9.9 million, before income taxes, from the January 2001 issuance of units by KPP (see "Liquidity and Capital Resources"). Additionally, effective with the Distribution, the Company became a pass-through entity with its income, for federal and state purposes, taxed at the shareholder level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences were eliminated, resulting in a credit to income tax expense in 2001 of $8.6 million. Consolidated net income for the year ended December 31, 2001, including these items, aggregated $28.3 million, compared to $12.6 million in 2000.


PIPELINE OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2002                 2001                2000
                                                          -----------        -----------          -----------
                                                                             (in thousands)
Revenues.............................................     $    82,698        $    74,976          $    70,685
Operating costs......................................          33,744             28,844               25,223
Depreciation and amortization........................           6,408              5,478                5,180
General and administrative...........................           3,923              3,881                4,069
                                                          -----------        -----------          -----------
Operating income.....................................     $    38,623        $    36,773          $    36,213
                                                          ===========        ===========          ===========


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the year ended December 31, 2002, revenues increased by $7.7 million, or 10%, compared to 2001, due to higher per barrel rates realized on volumes shipped on existing pipelines and as a result of the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). Approximately $4.5 million of the 2002 revenue increase was a result of the pipeline acquisitions. For the year ended December 31, 2001, revenues increased by $4.3 million, or 6%, compared to 2000, due to increases in barrel miles shipped and increases in terminaling charges. Because tariff rates are regulated by the FERC, the pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles on petroleum pipelines totaled 18.3 billion, 18.6 billion and 17.8 billion for the years ended December 31, 2002, 2001 and 2000, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $4.9 million in 2002 and $3.6 million in 2001. The increase in 2002 was due to the pipeline acquisitions and increases in expenditures for routine repairs and maintenance. The increase in 2001 was due to increases in fuel and power costs and expenses from pipeline relocation projects. For the year ended December 31, 2002, depreciation and amortization increased by $0.9 million, when compared to 2001, due to the pipeline acquisitions. General and administrative costs include managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs.


TERMINALING OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2002                 2001                2000
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   205,971        $   132,820          $    85,547
Operating costs......................................          94,480             61,788               44,430
Depreciation and amortization........................          32,368             17,706               11,073
Gain on sale of assets...............................            (609)              -                  (1,126)
General and administrative...........................          14,692              8,008                7,812
                                                          -----------        -----------          -----------
Operating income.....................................     $    65,040        $    45,318          $    23,358
                                                          ===========        ===========          ===========

     For the year ended December 31, 2002, revenues increased by $73.2 million, or 55%, compared to 2001, due to 2002 terminal acquisitions (see "Liquidity and Capital Resources") and overall increases in utilizations at existing locations. Approximately $63 million of the revenue increase was a result of the terminal acquisitions. For the year ended December 31, 2001, revenues increased by $47.3 million, or 55%, compared to 2000, due to the Shore acquisition (see "Liquidity and Capital Resources") and overall increases in utilization at existing locations. Approximately $36 million of the 2001 revenue increase was a result of the Shore acquisition. Average annual tankage utilized for the years ended December 31, 2002, 2001 and 2000 aggregated 46.5 million barrels, 30.1 million barrels, and 21.0 million barrels, respectively. Average revenues per barrel of tankage utilized for the years ended December 31, 2002, 2001 and 2000 was $4.43, $4.41, and $4.12, respectively. The increase in 2001 average revenues per barrel of tankage utilized was due to more favorable domestic market conditions, when compared to 2000.

     In 2002, operating costs increased by $32.7 million, when compared to 2001, due to the 2002 terminal acquisitions and increases in volumes stored at existing locations. In 2001, operating costs increased by $17.4 million, when compared to 2000, due to the Shore acquisition and increases in volumes stored at existing locations. For the years ended December 31, 2002 and 2001, depreciation and amortization increased by $14.7 million and $6.6 million, respectively, due to the terminal acquisitions. In 2002 and 2000, KPP sold land and other terminaling business assets for net proceeds of approximately $1.1 million and $2.0 million, respectively, recognizing gains on disposition of assets of $0.6 million and $1.1 million, respectively. General and administrative expense increased by $6.7 million in 2002 and by $0.2 million in 2001. The increase in general and administrative expense in 2002, compared to 2001, is due to the 2002 terminal acquisitions and overall increases in personnel costs. The increase in general and administrative costs in 2001, compared to 2000, is due to the Shore acquisition, partially offset by extraordinary high litigation costs in 2000.


PRODUCT MARKETING SERVICES

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2002          2001          2000
                                                                           -----------   -----------    -----------
                                                                                        (in thousands)
Revenues...............................................................    $   381,159   $   327,542    $   381,186
Cost of products sold..................................................        367,870       326,230        377,132
                                                                           -----------   -----------    -----------
Gross margin...........................................................    $    13,289   $     1,312    $     4,054
                                                                           ===========   ===========    ===========
Operating income (loss)................................................    $     4,692   $      (611)   $     2,472
                                                                           ===========   ===========    ===========


     For the year ended December 31, 2002, revenues increased by $53.6 million, or 16%, compared to 2001, due to an increase in sales volumes, partially offset by a decrease in the average price per gallon received. Total volumes sold and average sales price per gallon for the year ended December 31, 2002 aggregated 517 million and $0.74, respectively, compared to 364 million and $0.90 for the year ended December 31, 2001, respectively. The volume increase is due entirely to the product sales operations acquired with Statia on February 28, 2002 (see "Liquidity and Capital Resources"). The price decrease was due to decreases in overall average market prices and changes in product mix resulting from the Statia acquisition. For the year ended December 31, 2002, gross margin and operating income increased by $12.0 million and $5.3 million, respectively, due to the increase in both the volumes sold and favorable product margins.

     For the year ended December 31, 2001, product marketing revenues decreased by $53.6 million, or 14%, compared to 2000, due to a decrease in both volumes sold and average sales prices. Volumes sold and average sales price decreased to 364 million gallons and $0.90 per gallon for the year ended December 31, 2001, compared to 408 million gallons and $0.94 per gallon in 2000. Gross margin and operating income decreased by $2.7 million and $3.1 million, respectively, in 2001, compared to 2000, due to sharp fluctuations in market prices, which more than offset normal product margins.

     Product inventories are maintained at minimum levels to meet customers' needs; however market prices for petroleum products can fluctuate significantly in short periods of time.


INTEREST AND OTHER INCOME

     In September of 2002, KPOP entered into a treasury lock contract, maturing on November 4, 2002, for the purpose of locking in the US Treasury interest rate component on $150 million of anticipated thirty-year public debt offerings. The treasury lock contract originally qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133. In October of 2002, KPOP, due to various market factors, elected to defer issuance of the public debt securities, effectively eliminating the cash flow hedging designation for the treasury lock contract. On October 29, 2002, the contract was settled resulting in a net realized gain of $3.0 million, before interest of outside non-controlling partners in KPP's net income, which was recognized in the Consolidated Financial Statements as a component of interest and other income.

     In March of 2001, KPOP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included in the Consolidated Financial Statements as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million, before income taxes and interest of outside non-controlling partners in KPP's net income.


INTEREST EXPENSE

     For the year ended December 31, 2002, consolidated interest expense increased by $13.8 million, compared to the year ended December 31, 2001, primarily due to increases in debt resulting from KPP's pipeline and terminal acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt. For the year ended December 31, 2001, consolidated interest expense increased by $2.0 million, compared to the year ended December 31, 2000, due to increases in KPP debt resulting from the Shore acquisition (see "Liquidity and Capital Resources"), partially offset by declines in interest rates on variable rate debt.


INCOME TAXES

     Certain KPP operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income tax expense for these subsidiaries, including those acquired with Statia (see "Liquidity and Capital Resources"), for the years ended December 31, 2002, 2001 and 2000 were $4.1 million, $0.3 million and $0.9 million, respectively.

     The Company's income tax expense reported in the consolidated financial statements prior to the Distribution represents the tax expense of the Company and its subsidiaries as if they had filed on a separate return basis. As a result of the Distribution, the Company no longer participates with Xanser in filing a consolidated federal income tax return. Effective with the Distribution, the Company became a pass-through entity with its income, for federal and state purposes, taxed at the shareholder level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences (a net $8.6 million deferred tax liability) were eliminated, resulting in a credit to income tax expense in 2001.

     Prior to the Distribution, the Company maintained a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. For the year ended December 31, 2000, the Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations by $4.6 million. The Company considered positive evidence, including the effect of the Distribution, recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs, among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Upon completion of the Distribution, all remaining deferred tax assets relating to previously recorded net operating loss carryforwards ($16.2 million), which were utilized by Xanser to offset federal income taxes resulting from the Distribution, were charged directly to shareholders' equity.

     Income tax expense for the years ended December 31, 2002 and 2000 includes benefits of $1.3 million and $0.6 million, respectively, relating to favorable developments pertaining to the resolution of certain state income tax matters.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities, including the operations of KPP, was $89.0 million, $103.5 million, and $53.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease in 2002, compared to 2001, was due to the payment of personnel-related costs assumed with the Statia acquisition, initial working capital requirements of the pipeline businesses acquired in 2002 and changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by overall increases in revenues and operating income. The increase in 2001, compared to 2000, is primarily the result of increases in terminaling revenues and operating income, a result of the Shore acquisition and increases in utilization at existing terminal locations.

     Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, were $31.1 million, $17.3 million, and $9.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, and almost exclusively relate to KPP. The increase in 2002 capital expenditures, when compared to 2001, is the result of routine maintenance capital expenditures related to the KPP pipeline and terminaling operations acquired in 2002 and higher maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages are included under KPP's insurance coverages (subject to deductibles and limits). KPP anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 million in 2003. Such future expenditures by KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that KPP will have the ability to finance such expenditure through borrowings, or choose to do so.

     The Company makes quarterly distributions of 100% of available cash, as defined in the limited liability agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, plus the beginning cash balance, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned product marketing operations is being used to reduce working capital borrowings. Distributions of $1.65 per share were declared and paid to shareholders with respect to 2002. Distributions of $.3625 per share were declared and paid with respect to each of third and fourth quarters of 2001.

     KPP expects to fund its future cash distributions and routine maintenance capital expenditures (excluding acquisitions) with existing cash and anticipated cash flows from operations. Expansionary capital expenditures of KPP are expected to be funded through additional KPP bank borrowings and/or future KPP public equity or debt offerings.

     In July of 2001, the Company entered into an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by 4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At December 31, 2002, $19.1 million was drawn on the credit facility, at an average annual interest rate of 2.83%.

     The Company's product marketing subsidiary has a credit agreement with a bank that, as amended, provides for a $20 million revolving credit facility through April of 2005. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. At December 31, 2002, the subsidiary was in compliance with all covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the Company's wholly-owned products marking business and by 500,000 KPP limited partnership units held by the product marketing subsidiary. At December 31, 2002, $4.7 million was drawn on the facility.

     KPP has a credit agreement with a group of banks that, as amended, provides for a $275 million unsecured revolving credit facility through January 2, 2004. The credit facility, which is without recourse to the Company, bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains certain financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, the covenants do not restrict distributions to the Company or to other partners. At December 31, 2002, KPP was in compliance with all covenants. At December 31, 2002, $243.0 million was drawn on the facility, at an average annual interest rate of 2.18%.

     On December 24, 2002, KPP entered into a $175 million unsecured bridge loan agreement with a group of banks in connection with its 2002 pipeline acquisitions. The bridge loan agreement, as amended, expires in January of 2004 and is without recourse to the Company. The bridge loan agreement bears interest at variable rates (2.67% at December 31, 2002) and contains certain operational and financial covenants and, absent an event of default, the covenants do not restrict distributions to the Company or to other partners. At December 31, 2002, KPP was in compliance with all covenants. KPP expects to repay the bridge loan with additional KPP bank borrowings and/or public equity or debt offerings.

     KPP, through two wholly-owned subsidiaries, has a credit agreement with a bank that provides for the issuance of term loans in connection with its 1999 United Kingdom terminal acquisition. The term loans ($26.3 million at December 31, 2002), with a fixed rate of 7.25%, are, as amended, due in January of 2004. The term loans under the credit agreement are unsecured and are pari passu with the $275 million revolving credit facility. The term loans, which are without recourse to the Company, also contain certain financial and operational covenants. At December 31, 2002, KPP was in compliance with all covenants.

     In January of 2001, KPP used proceeds from its revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, KPP incurred a $6.5 million prepayment penalty which, before interest of outside non-controlling partners in KPP's net income and income taxes, was recognized in the Consolidated Financial Statements as loss on debt extinguishment in 2001.

     In January of 2001, KPP acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied by KPP's revolving credit facility. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in 2001.

     In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized an $8.6 million gain in 2002.

     In February of 2002, KPOP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes, which are without recourse to the Company, are redeemable, as a whole or in part, at the option of KPOP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At December 31, 2002, KPP was in compliance with all covenants.

     On February 28, 2002, KPP acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. In April of 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Under the provisions of the 11.75% notes, KPP incurred a $3.0 million prepayment penalty, of which $2.0 million, before interest of outside non-controlling partners in KPP's net income, was recognized in the Consolidated Financial Statements as loss on debt extinguishment in 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds was used to fund KPP's September 2002 acquisition of the Australia and New Zealand terminals. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.8 million. Accordingly, the Company recognized an $8.8 million gain in 2002.

     On September 18, 2002, KPP acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash.

     On November 1, 2002, KPP acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was financed by KPP bank debt maturing in January of 2004.

     In November of 2002, KPP issued 2,095,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce KPP's bank borrowings for the fertilizer pipeline acquisition. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $7.5 million. Accordingly, the Company recognized a $7.5 million gain in 2002.

     On December 24, 2002, KPP acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash, subject to normal post-closing adjustments. The acquisition was funded with KPP bank debt maturing in January of 2004.

     On March 21, 2003, KPP issued 3,000,000 limited partnership units in a public offering at $36.54 per unit, generating approximately $104.8 million in net proceeds. The proceeds will be used to reduce the amount of indebtedness under KPP's bridge facility.

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser whereby the Company is obligated to pay Xanser amounts equal to certain expenses and tax liabilities incurred by Xanser in connection with the Distribution. In January of 2002, the Company paid Xanser $10 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that, in the sole judgement of Xanser, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses in the current year and the preceding years. In the event of an examination of Xanser by federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.

     See also "Item 1-Environmental Matters" and "Item 3-Legal Proceedings".


CRITICAL ACCOUNTING POLICIES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are presented in the Notes to the Consolidated Financial Statements.

     Critical accounting policies are those that are most important to the portrayal to our financial position and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to impairment of property and equipment and environmental costs.

     The carrying value of KPP's property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized by KPP under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of KPP for the year ended December 31, 2002. However, future evaluations of carrying value are dependent on many factors, several of which are out of KPP's control, including demand for refined petroleum products and terminaling services in KPP's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of KPP.

     KPP environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded by KPP when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or KPP's commitment to a formal plan of action. The application of KPP's environmental accounting policies did not have a material impact on the results of operations of KPP for the years ended December 31, 2002, 2001, or 2000. Although KPP believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of KPP could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of KPP.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standard Board (the "FASB") has issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

     In April of 2002, the FASB issued SFAS No. 145, which, among other items, affects the income statement classification of gains and losses from early extinguishment of debt. Under SFAS No. 145, early extinguishment of debt is considered a risk management strategy, with resulting gains and losses no longer classified as an extraordinary item, unless the debt extinguishment meets certain unusual in nature and infrequency of occurrence criteria, which is expected to be rare. Effective October 1, 2002, the Company adopted the provisions of SFAS No. 145 and has reclassified all previously-reported extraordinary losses on debt extinguishment, before minority interest and income taxes, to "Loss on debt extinguishment" in the consolidated statements of income.

     In July of 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The Company is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

     In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.
5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been adopted. Management of the Company believes that the application of this interpretation will have no effect on the consolidated financial statements of the Company.

     In December of 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to
Employees" and has provided the required disclosures in its consolidated financial statements.

     In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. Management of the Company believes that the application of this interpretation will have no effect on the consolidated financial statements of the Company.



Item 7(a). Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's and KPP's debt and investment portfolios. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $441.8 million (including KPP's debt) at December 31, 2002, a one percent increase in interest rates would increase annual net interest expense and decrease interest of outside non-controlling partners in KPP's net income by approximately $4.4 million and $3.3 million, respectively.

     Information   regarding   KPOP's   September  2002  interest  rate  hedging
transaction is included in "Item 7 - Interest and Other Income".

     The product market business periodically purchases refined petroleum products for sales to commercial interests, for resale as bunker fuel and to maintain an inventory of blendstocks for customers. Such petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Company does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets.
Increases or decreases in the market value of inventory, which were not significant in 2002, are reflected in the product marketing services cost of the products sold.

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


Item 14. Controls and Procedures.

     Included in its recent Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While management believes that the Company's existing disclosure controls and procedures have been effective to accomplish these objectives, it intends to continue to examine, refine and formalize the Company's disclosure controls and procedures and to monitor ongoing developments in this area.

     The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and Rule 15d-14(c)) as of a date within 90 days before the filing date of this Report, have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     There have been no changes in the Company's internal controls or in other factors known to management that could significantly affect those internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1)  Financial Statements                                                                        Beginning
                                                                                                          Page

     Set forth below is a list of financial statements appearing in this report.

         Kaneb Services LLC Financial Statements:
           Independent Auditors' Report..............................................................     F - 1
           Consolidated Statements of Income - Three Years Ended December 31, 2002...................     F - 2
           Consolidated Balance Sheets - December 31, 2002 and 2001..................................     F - 3
           Consolidated Statements of Cash Flows - Three Years Ended December 31, 2002...............     F - 4
           Consolidated Statements of Shareholders' Equity - Three Years
              Ended December 31, 2002................................................................     F - 5
           Notes to Consolidated Financial Statements................................................     F - 6

    (a)(2)  Financial Statement Schedules

     Set forth below are the financial statement schedules appearing in this report.

         Schedule I - Kaneb Services LLC (Parent Company) Condensed Financial Statements:
           Statements of Income - Year ended December 31, 2002 and
              period from June 30, 2001 to December 31, 2001.........................................     F - 25
           Balance Sheets - December 31, 2002 and 2001...............................................     F - 26
           Statements of Cash Flows - Year ended December 31, 2002 and
              period from June 30, 2001 to December 31, 2001.........................................     F - 27

         Schedule II - Kaneb Services LLC Valuation and Qualifying Accounts - Years Ended
           December 31, 2002, 2001, and 2000.........................................................     F - 28

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

          4.02*Kaneb Services LLC 2001 Incentive Plan, filed as Exhibit 4.2 to the exhibits to Registrant's Registration Statement on Form S-8 ("Form S-8") (S.E.C. File No. 333-65404), which exhibit is hereby incorporated by reference.

          10.1 Distribution Agreement by and between the Registrant and Kaneb Services, Inc., filed as Exhibit 10.1 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

          10.2 Administrative Services Agreement by and between the Registrant and Kaneb Services, Inc., filed as Exhibit 10.2 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

          10.3 Rights Agreement by and between the Registrant and The Chase Manhattan Bank, filed as Exhibit 10.3 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

          10.4*Employee Benefits Agreement by and between the Registrant and Kaneb Services, Inc., filed as Exhibit 10.04 to the exhibits to Registrant's Form 10/A, dated May 24, 2001, which exhibit is hereby incorporated by reference.

          10.5 ST Agreement and Plan of Merger dated December 21, 1992 by and among Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc., as amended by Amendment of STS Merger Agreement dated March 2, 1993, filed as Exhibit
               10.1 of the exhibits to Kaneb Pipe Line Partners, L.P.'s Current Report on Form 8-K, dated March 16, 1993, which exhibit is hereby incorporated by reference.

          10.6 Agreement for Sale and Purchase of Assets between Wyco Pipe Line Company and Kaneb Pipe Line Operating Partnership, L.P., dated February 19, 1995, filed as Exhibit 10.1 of the exhibits to the Kaneb Pipe Line Partners, L.P.'s March 1995 Form 8-K, which exhibit is hereby incorporated by reference.

          10.7 Asset Purchase Agreements between and among Steuart Petroleum Company, SPC Terminals, Inc., Piney Point Industries, Inc.,
               Steuart Investment Company, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Operating Partnership, L.P., as amended, dated August 27, 1995, filed as Exhibits 10.1, 10.2, 10.3, and 10.4 of the exhibits to Kaneb Pipe Line Partners, L.P's Current Report on Form 8-K dated January 3, 1996, which exhibits are hereby incorporated by reference.

          10.8 Credit Agreement dated March 25, 1998 between Martin Oil Corporation and Harris Trust & Savings Bank, filed as Exhibit
               10.08 to the exhibits to Registrant's Form 10/A, dated May 1, 2001, which exhibit is hereby incorporated by reference.

          10.9 First Amendment to Credit Agreement dated March 18, 1999 between Martin Oil Corporation and Harris Trust & Savings Bank, filed as
               Exhibit 10.09 to the exhibits to Registrant's Form 10/A, dated May 1, 2001, which exhibit is hereby incorporated by reference.

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

         10.16*Kaneb Services LLC 401(k) Savings Plan, filed as Exhibit 10.16 to the exhibits to Registrant's Form 10/A, dated May 24, 2001, which exhibit is hereby incorporated by reference.

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

          23   Consent of KPMG LLP, filed herewith.

          99.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 28, 2003, filed herewith.

          99.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 28, 2003, filed herewith.


          *    Denotes management contracts.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed with the SEC on November 7, 2002. Current Report on Form 8-K filed with the SEC on November 27, 2002.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors of Kaneb Services LLC


We have audited the accompanying consolidated balance sheets of Kaneb Services LLC and its subsidiaries (the "Company") as listed in the index appearing in
Item 15(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    KPMG LLP


Dallas, Texas
February 25, 2003, except as to note 14, which is as of March 21, 2003

                               KANEB SERVICES LLC
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2002              2001              2000
                                                                 ---------------   --------------    --------------
Revenues:
   Services...................................................   $   288,669,000   $  207,796,000    $  156,232,000
   Products...................................................       381,159,000      327,542,000       381,186,000
                                                                 ---------------   --------------    --------------
      Total revenues..........................................       669,828,000      535,338,000       537,418,000
                                                                 ---------------   --------------    --------------

Costs and expenses:
   Cost of products sold......................................       367,870,000      326,230,000       377,132,000
   Operating costs............................................       132,269,000       91,704,000        70,399,000
   Depreciation and amortization..............................        39,471,000       23,261,000        16,320,000
   Gain on sale of assets.....................................          (609,000)         -              (1,126,000)
   General and administrative.................................        24,468,000       14,352,000        13,519,000
                                                                 ---------------   --------------    --------------
      Total costs and expenses................................       563,469,000      455,547,000       476,244,000
                                                                 ---------------   --------------    --------------


Operating income..............................................       106,359,000       79,791,000        61,174,000

Interest and other income.....................................         3,664,000        4,132,000           332,000
Interest expense..............................................       (29,171,000)     (15,381,000)      (13,346,000)
Loss on debt extinguishment...................................        (3,282,000)      (6,540,000)          -
                                                                 ---------------   --------------    --------------
Income before gain on issuance of units by
   KPP, income taxes and interest of outside
   non-controlling partners in KPP's net income...............        77,570,000       62,002,000        48,160,000

Gain on issuance of units by KPP..............................        24,882,000        9,859,000           -
Income tax benefit (expense)..................................        (2,585,000)       2,413,000        (2,824,000)
Interest of outside non-controlling partners in KPP's
   net income.................................................       (52,639,000)     (45,951,000)      (32,693,000)
                                                                 ---------------   --------------    --------------
Net income....................................................   $    47,228,000   $   28,323,000    $   12,643,000
                                                                 ===============   ==============    ==============

Earnings per share:
   Basic......................................................   $          4.13   $         2.57    $         1.19
                                                                 ===============   ==============    ==============
   Diluted....................................................   $          4.02   $         2.46    $         1.15
                                                                 ===============   ==============    ==============


                 See notes to consolidated financial statements.

                               KANEB SERVICES LLC
                           CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,
                                                                                  ---------------------------------
                                                                                       2002               2001
                                                                                  ---------------    --------------

                                     ASSETS
Current Assets:
   Cash and cash equivalents....................................................  $    24,477,000    $   10,004,000
   Accounts receivable (net of allowance for doubtful accounts of
      $3,724,000 in 2002 and $653,000 in 2001)..................................       61,835,000        32,890,000
   Inventories..................................................................       12,863,000         8,402,000
   Prepaid expenses and other...................................................       10,658,000         3,378,000
                                                                                  ---------------    --------------
      Total current assets......................................................      109,833,000        54,674,000
                                                                                  ---------------    --------------

Property and equipment..........................................................    1,288,960,000       639,291,000
Less accumulated depreciation...................................................      196,684,000       157,895,000
                                                                                  ---------------    --------------
      Net property and equipment................................................    1,092,276,000       481,396,000
                                                                                  ---------------    --------------
Investment in affiliates........................................................       25,604,000        22,252,000

Excess of cost over fair value of net assets of acquired businesses
   and other assets.............................................................       16,388,000        13,445,000
                                                                                  ---------------    --------------
                                                                                  $ 1,244,101,000    $  571,767,000
                                                                                  ===============    ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................  $    32,629,000    $   15,152,000
   Accrued expenses.............................................................       38,076,000        18,126,000
   Accrued interest payable.....................................................        7,997,000           627,000
   Accrued distributions payable to shareholders................................        4,734,000         4,131,000
   Accrued distributions payable to outside non-controlling
      partners in KPP's net income..............................................       15,878,000        11,392,000
   Deferred terminaling fees....................................................        6,246,000         6,515,000
                                                                                  ---------------    --------------
      Total current liabilities.................................................      105,560,000        55,943,000
                                                                                  ---------------    --------------

Long-term debt..................................................................      718,162,000       277,302,000

Long-term payables and other liabilities........................................       40,094,000        36,371,000

Interest of outside non-controlling partners in KPP.............................      316,631,000       168,219,000

Commitments and contingencies

Shareholders' equity:
   Shareholders' investment.....................................................       63,350,000        34,428,000
   Accumulated other comprehensive income (loss)
      - foreign currency translation adjustment.................................          304,000          (496,000)
                                                                                  ---------------    --------------
      Total shareholders' equity................................................       63,654,000        33,932,000
                                                                                  ---------------    --------------
                                                                                  $ 1,244,101,000    $  571,767,000
                                                                                  ===============    ==============


                 See notes to consolidated financial statements.

                               KANEB SERVICES LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2002              2001              2000
                                                                 ---------------   --------------    --------------
Operating activities:
   Net income.................................................   $    47,228,000   $   28,323,000       $12,643,000
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization...........................        39,471,000       23,261,000        16,320,000
      Equity in earnings of affiliates, net of distributions..        (3,164,000)          (5,000)         (154,000)
      Interest of outside non-controlling partners in KPP's
        net income............................................        52,639,000       45,951,000        32,693,000
      Gain on issuance of units by KPP........................       (24,882,000)      (9,859,000)            -
      Gain on sale of assets .................................          (609,000)            -           (1,126,000)
      Deferred income taxes...................................         3,105,000       (2,414,000)        2,448,000
      Other...................................................          (559,000)      (5,728,000)        1,101,000
      Changes in working capital components:
        Accounts receivable...................................       (16,403,000)       7,617,000        (4,760,000)
        Inventories, prepaid expenses and other...............        (7,643,000)       8,770,000        (6,759,000)
        Accounts payable and accrued expenses.................          (165,000)       7,620,000         1,115,000
                                                                 ---------------   --------------    --------------
        Net cash provided by operating activities.............        89,018,000      103,536,000        53,521,000
                                                                 ---------------   --------------    --------------


Investing activities:
   Acquisitions, net of cash acquired.........................      (468,477,000)    (111,562,000)      (12,264,000)
   Capital expenditures.......................................       (31,101,000)     (17,309,000)       (9,533,000)
   Proceeds from sale of assets...............................         1,107,000        2,807,000         1,961,000
   Other......................................................           361,000       (2,157,000)          (74,000)
                                                                 ---------------   --------------    --------------

        Net cash used in investing activities.................      (498,110,000)    (128,221,000)      (19,910,000)
                                                                 ---------------   --------------    --------------

Financing activities:
   Issuance of debt...........................................       756,087,000      269,625,000        20,724,000
   Payments of debt...........................................      (427,493,000)    (176,375,000)       (3,700,000)
   Issuance of common shares upon exercise of stock options...           648,000        2,354,000             -
   Distributions to shareholders..............................       (18,351,000)      (4,137,000)            -
   Distributions to outside non-controlling
      partners in KPP.........................................       (52,827,000)     (44,040,000)      (37,000,000)
   Changes in long-term payables and other liabilities........       (10,026,000)     (19,132,000)      (13,491,000)
   Net proceeds from issuance of units by KPP.................       175,527,000           -                  -
                                                                 ---------------   --------------    --------------
        Net cash provided by (used in) financing activities...       423,565,000       28,295,000       (33,467,000)
                                                                 ---------------   --------------    --------------
         Increase in cash and cash equivalents................        14,473,000        3,610,000           144,000
Cash and cash equivalents at beginning of period..............        10,004,000        6,394,000         6,250,000
                                                                 ---------------   --------------    --------------
Cash and cash equivalents at end of period....................   $    24,477,000   $   10,004,000    $    6,394,000
                                                                 ===============   ==============    ==============

Supplemental cash flow information:
   Cash paid for interest.....................................   $    27,070,000   $   15,044,000    $   13,529,000
                                                                 ===============   ==============    ==============
   Non-cash investing and financing activities-
      Issuance of units in connection with
        acquisition of terminals by KPP.......................   $        -        $   56,488,000    $        -
                                                                 ===============   ==============    ==============



                 See notes to consolidated financial statements.

                               KANEB SERVICES LLC
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                    Accumulated
                                                                       Other
                                                 Shareholders'     Comprehensive                      Comprehensive
                                                  Investment       Income (Loss)        Total            Income
                                                 -------------    --------------    -------------     -------------
Balance at January 1, 2000..................     $  87,037,000    $     (204,000)   $  86,833,000             -

     Net income for the year................        12,643,000             -           12,643,000    $   12,643,000
     Distributions declared.................         2,094,000             -            2,094,000             -
     Dividends..............................       (30,000,000)                       (30,000,000)            -
     Foreign currency translation adjustment              -             (201,000)        (201,000)         (201,000)
                                                 -------------    --------------    --------------   --------------
     Comprehensive income for the year......                                                         $   12,442,000
                                                                                                     ==============
Balance at December 31, 2000................        71,774,000          (405,000)      71,369,000

     Net income for the year................        28,323,000             -           28,323,000    $   28,323,000
     Capital contributions..................           328,000             -              328,000             -
     Dividends..............................       (61,310,000)            -          (61,310,000)            -
     Distributions declared.................        (8,268,000)            -           (8,268,000)            -
     Issuance of common shares and other....         3,581,000             -            3,581,000             -
     Foreign currency translation adjustment              -              (91,000)         (91,000)          (91,000)
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   28,232,000
                                                                                                     ==============
Balance at December 31, 2001................        34,428,000          (496,000)      33,932,000

     Net income for the year................        47,228,000             -           47,228,000    $   47,228,000
     Distributions declared.................       (18,954,000)            -          (18,954,000)            -
     Issuance of common shares and other....           648,000                            648,000             -
     Foreign currency translation adjustment              -              800,000          800,000           800,000
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   48,028,000
                                                                                                     ==============
Balance at December 31, 2002................     $  63,350,000    $      304,000    $  63,654,000
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

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), a wholly-owned subsidiary of the Company, formed Kaneb Pipe Line Partners, L.P. ("KPP") to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interests and a 20% (at December 31, 2002) limited partnership interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of KPP and a 1% interest as general partner of KPOP.

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser whereby the Company is obligated to pay Xanser amounts equal to certain expenses and tax liabilities incurred by Xanser in connection with the Distribution. In January of 2002, the Company paid Xanser $10 million in tax liabilities due in connection with the Distribution Agreement. The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that, in the sole judgement of Xanser, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses in the current year and the preceding years. In the event of an examination of Xanser by federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.

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

     Property and Equipment

     Property and equipment are carried at historical cost. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed. Depreciation of property and equipment is provided on a straight-line basis at rates based upon expected useful lives of various classes of assets, as discussed in Note 5. The rates used for pipeline and certain storage facilities, which are subject to regulation, are the same as those which have been promulgated by the Federal Energy Regulatory Commission.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company. Under SFAS No. 144, the carrying value of KPP's property and equipment is periodically evaluated using undiscounted future cash flows as the basis for determining if impairment exists. To the extent impairment is indicated to exist, an impairment loss will be recognized by KPP based on fair value.

     Revenue and Income Recognition

     The pipeline business provides pipeline transportation of refined petroleum products, liquified petroleum gases, and anhydrous ammonia fertilizer. Pipeline revenues are recognized as services are provided. KPP's terminaling services business provides terminaling and other ancillary services. Storage fees are billed one month in advance and are reported as deferred income. Terminaling revenues are recognized in the month services are provided. Revenues for the product marketing business are recognized when product is sold and title and risk pass to the customer.

     Sales of Securities by Subsidiaries

     The Company recognizes gains and losses in the consolidated statements of income resulting from subsidiary sales of additional equity interest, including KPP limited partnership units, to unrelated parties.

     Foreign Currency Translation

     The Company translates the balance sheet of KPP's foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in Shareholder's Equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income.

     Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. At December 31, 2002, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on valuations and analysis performed by the Company at initial adoption date and at December 31, 2002, the Company determined that the implied fair value of its goodwill exceeded carrying value and, therefore, no impairment charge was necessary. Goodwill amortization included in the results of operations of the Company for the years ended December 31, 2001 and 2000 was not material.

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

     Accounting for Income Taxes

     The accompanying financial statements have been prepared under SFAS No. 109, "Accounting for Income Taxes", assuming the Company were a separate entity. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As a result of the Distribution, on June 29, 2001, the Company became a pass-through entity with its income, for federal and state purposes, taxed at the shareholder level instead of the Company paying such taxes. Certain KPP operations are conducted through separate taxable wholly-owned corporate subsidiaries.

     Cash Distributions

     The Company makes quarterly distributions of 100% of available cash, as defined in the limited liability company agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, plus the beginning cash balance, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned product marketing operations is being used to reduce working capital borrowings. Distributions of $1.65 per share were declared and paid to shareholders with respect to 2002. Distributions of $.3625 per share were declared and paid with respect to each of third and fourth quarters of 2001.

     Earnings Per Share

     Earnings per share has been calculated using basic and diluted weighted average shares outstanding for each of the periods presented. For periods prior to the Distribution, the basic weighted average shares were calculated by adjusting Xanser's historical basic weighted average shares outstanding for the applicable period to reflect the number of Company shares that would have been outstanding at the time assuming the distribution of one Company common share for each three shares of Xanser common stock. The diluted weighted average shares for such periods reflect an estimate of the potential dilutive effect of common stock equivalents, based on Xanser's dilutive effect of common stock equivalents. For the years ended December 31, 2002, 2001, and 2000, basic weighted average shares outstanding were 11,448,000, 11,014,000, and 10,589,000 and diluted weighted average shares outstanding were 11,775,000, 11,509,000, and 11,029,000, respectively.

     Derivative Instruments

     Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. SFAS No. 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. On January 1, 2001, the Company was not a party to any derivative contracts, and, accordingly, initial adoption of SFAS No. 133 at that date did not have any effect on the Company's result of operations or financial position.

     In September of 2002, KPOP entered into a treasury lock contract, maturing on November 4, 2002, for the purpose of locking in the US Treasury interest rate component on $150 million of anticipated thirty-year public debt offerings. The treasury lock contract originally qualified as a cash flow hedging instrument under SFAS No. 133. In October of 2002, KPOP, due to various market factors, elected to defer issuance of the public debt securities, effectively eliminating the cash flow hedging designation for the treasury lock contract. On October 29, 2002, the contract was settled resulting in a net realized gain of $3.0 million, before interest of outside non-controlling partners in KPP's net income, which was recognized as a component of interest and other income.

     In March of 2001, KPOP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts were included as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million, before income taxes and interest of outside non-controlling partners in KPP's net income.

     Stock Option Plans

     In December of 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results.

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the fair value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility of 3.40% in 2002 and 2.40% in 2001, based on weekly average variances of KPP's units prior to the Distribution and the Company's common shares after the Distribution for the ten year period preceding issuance, a risk-free rate of return of 4.78% in 2002 and 5.39% in 2001, based on the 30-year U.S. treasury bill rate for the ten-year expected life of the options, and an annual dividend yield of 8.36% in 2002 and 8.40% in 2001. The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2002              2001              2000
                                                                 ---------------   --------------    --------------

      Reported net income.....................................   $    47,228,000   $   28,323,000    $   12,643,000

      Stock-based employee compensation expense determined
        under the fair value based method.....................           (49,000)         (39,000)            -
                                                                 ---------------   --------------    --------------
      Pro forma net income....................................   $    47,179,000   $   28,284,000    $   12,643,000
                                                                 ===============   ==============    ==============
      Earning per share:
        Basic - as reported...................................   $          4.13   $         2.57    $         1.19
                                                                 ===============   ==============    ==============
        Basic - pro forma.....................................   $          4.03   $         2.51    $         1.19
                                                                 ===============   ==============    ==============

        Diluted - as reported.................................   $          4.02   $         2.46    $         1.15
                                                                 ===============   ==============    ==============
        Diluted - pro forma...................................   $          3.92   $         2.41    $         1.15
                                                                 ===============   ==============    ==============

     Change in Presentation

     Certain prior-year financial statement items have been reclassified to conform with the 2002 presentation.

     Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

     In April of 2002, the FASB issued SFAS No. 145, which, among other items, affects the income statement classification of gains and losses from early extinguishment of debt. Under SFAS No. 145, early extinguishment of debt is considered a risk management strategy, with resulting gains and losses no longer classified as an extraordinary item, unless the debt extinguishment meets certain unusual in nature and infrequency of occurrence criteria, which is expected to be rare. Effective October 1, 2002, the Company adopted the provisions of SFAS No. 145 and has reclassified all previously-reported extraordinary losses on debt extinguishment, before minority interest and income taxes, to "Loss on debt extinguishment" in the accompanying consolidated statements of income.

     In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The Company is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

     In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.
5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been adopted. Management of the Company believes that the application of this interpretation will have no effect on the consolidated financial statements of the Company.

     In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. Management of the Company believes that the application of this interpretation will have no effect on the consolidated financial statements of the Company.


2.   PUBLIC OFFERING OF UNITS BY KPP

     In November of 2002, KPP issued 2,095,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce KPP bank borrowings for the November 2002 fertilizer pipeline acquisition (see Notes 3 and 6). As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $7.5 million. Accordingly, the Company recognized a $7.5 million gain in 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund KPP's September 2002 acquisition of the Australia and New Zealand terminals (see Note
3). As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.8 million. Accordingly, the Company recognized an $8.8 million gain in 2002.

     In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement (see Note 6). As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized an $8.6 million gain in 2002.


3.   ACQUISITIONS

     On December 24, 2002, KPP acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash, subject to normal post-closing adjustments. The acquisition was funded with KPP bank debt maturing in January of 2004 (see Note 6). The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At December 31, 2002, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     On November 1, 2002, KPP acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was funded by KPP bank debt maturing in January of 2004 (see Note
6). The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At December 31, 2002, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     On September 18, 2002, KPP acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At December 31, 2002, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     On February 28, 2002, KPP acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's revolving credit agreement and proceeds from KPOP's February 2002 public debt offering (see Note 6). In April of 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Under the provisions of the 11.75% notes, the Company incurred a $3.0 million prepayment penalty, of which $2.0 million, before interest of outside non-controlling partners in KPP's net income, was recognized as loss on debt extinguishment in 2002.

     The results of operations and cash flows of Statia are included in the consolidated financial statements of the Company since the date of acquisition. Based on the valuations performed, no amounts were assigned to goodwill or to other tangible assets. A summary of the allocation of the Statia purchase price is as follows:

     Current assets..............................................  $ 10,898,000
     Property and equipment......................................   320,008,000
     Other assets................................................        53,000
     Current liabilities.........................................   (39,052,000)
     Long-term debt..............................................  (107,746,000)
     Other liabilities...........................................    (5,957,000)
                                                                   ------------
         Purchase price..........................................  $178,204,000
                                                                   ============

     In connection with the acquisition of Statia, KPP has adopted, and is in the final stages of implementing, a plan to relocate and integrate Statia's businesses with KPP's existing operations. The plan, which provides for the severance and/or relocation of certain administrative and operating employees and activities, will be fully implemented in early 2003. Costs of $13.9 million incurred in the implementation of the plan, which are recorded in the allocation of the Statia purchase price, include employee severance benefits, relocation costs and lease costs. At December 31, 2002, $7.9 million was accrued by KPP for such costs.

     Assuming the Statia acquisition occurred on January 1, 2001, unaudited pro forma revenues, net income, basic earnings per share and diluted earnings per share would have been $694.5 million, $47.0 million, $4.10 and $4.00, respectively, for the year ended December 31, 2002, and $737.5 million, $28.1 million, $2.55 and $2.44, respectively, for the year ended December 31, 2001.

     On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under KPP's $275 million unsecured revolving credit agreement, with a group of banks (see Note 6). The acquisition has been accounted for, beginning in January 2001, using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in 2001.


4.   INCOME TAXES

     Certain KPP terminaling operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income before tax expense for these subsidiaries was $6.3 million, $2.4 million, and $4.1 million for the years ended December 31, 2002, 2001, and 2000, respectively. The income tax expense for KPP's taxable subsidiaries for the years ended December 31, 2002, 2001 and 2000 was $4.1 million, $0.3 million and $0.9, respectively. KPP has recorded a net deferred tax liability of $17.8 million and $6.1 million at December 2002 and 2001, respectively, which is associated with these subsidiaries.

     Prior to the Distribution, the Company participated with Xanser in filing a consolidated federal income tax return. The Company's income tax expense reported in the consolidated financial statements prior to the Distribution represents the tax expense of the Company and its subsidiaries as if they had filed on a separate return basis. Effective with the Distribution, the Company became a pass-through entity with its income, for federal and state purposes, taxed at the shareholder level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences (a net $8.6 million deferred tax liability) were eliminated, resulting in a credit to income tax expense in 2001.

     Prior to the Distribution, the Company maintained a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. For the year ended December 31, 2000, the Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations by $4.6 million. The Company considered positive evidence, including the effect of the Distribution, recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs, among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Upon completion of the Distribution, all remaining deferred tax assets relating to previously recorded net operating loss carryforwards ($16.2 million), which were utilized by Xanser to offset federal income taxes resulting from the Distribution, were charged directly to shareholders' equity.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement requires a subsidiary of KPP, which was acquired with Statia on February 28, 2002, to pay a 2% rate on taxable income, as defined, or a minimum payment of 500,000
Netherlands Antilles guilders ($0.3 million) per year. This agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. During 1999, the subsidiary and representatives appointed by the governments of the Netherlands Antilles and St. Eustatius completed a draft of a new agreement applicable to the subsidiary and certain affiliates and submitted the draft for approval to each government. The draft as submitted called for the new agreement to be effective retroactively from January 1, 1998, through December 31, 2010, with extension provisions to 2015. The subsidiary has proposed certain modifications to the 1999 draft including extension of the expiration of the new agreement to January 1, 2026 to match certain Netherlands Antilles legislation. The subsidiary has accrued amounts which may become payable should the new agreement become effective. On November 1, 2002, the subsidiary received a new draft agreement submitted on behalf of the government of St. Eustatius only, which was formally rejected by the subsidiary. The subsidiary is continuing discussions with representatives of the governments of the Netherlands Antilles and St. Eustatius, but the ultimate outcome cannot be predicted at this time. The subsidiary continues to honor the provisions of the expired Free Zone and Profit Tax Agreement and make payments, as required, under the agreement.


5.   PROPERTY AND EQUIPMENT

     The cost of property and equipment is summarized as follows:

                                                        Estimated
                                                         useful                        December 31,
                                                          life         -------------------------------------------
                                                         (years)              2002                     2001
                                                     --------------    -----------------         -----------------

       Land......................................          --          $      72,152,000         $       43,005,000
       Buildings.................................        25 - 35              27,574,000                 10,849,000
       Pipeline and terminaling equipment........        15 - 40           1,032,914,000                534,292,000
       Marine equipment..........................        15 - 30              84,641,000                     -
       Machinery and equipment...................        15 - 40              34,880,000                 32,750,000
       Furniture and fixtures....................         5 - 16               8,075,000                  4,092,000
       Transportation equipment..................         3 - 6                5,414,000                  5,092,000
       Construction and work-in-progress.........          --                 23,310,000                  9,211,000
                                                                       -----------------         ------------------
       Total property and equipment..............                          1,288,960,000                639,291,000
       Less accumulated depreciation.............                            196,684,000                157,895,000
                                                                       -----------------         ------------------
       Net property and equipment................                      $   1,092,276,000         $      481,396,000
                                                                       =================         ==================


6.   LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                    2002                  2001
                                                                              ---------------       ---------------
       Revolving credit facility, due in July of 2008.................        $    19,125,000       $     9,125,000
       KPP $275 million revolving credit facility, due in January of 2004         243,000,000           238,900,000
       KPP $250 million 7.75% senior unsecured notes,
         due in February of 2012......................................            250,000,000                -
       KPP bridge facility, due in January 2004.......................            175,000,000                -
       KPP term loan, due in January of 2004..........................             26,330,000            23,724,000
       Revolving credit facility of subsidiary, due in April of 2005..              4,707,000             5,553,000
                                                                              ---------------       ---------------
       Total long-term debt...........................................        $   718,162,000       $   277,302,000
                                                                              ===============       ===============

     In July of 2001, the Company entered into an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by 4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At December 31, 2002, $19.1 million was drawn on the credit facility, at an interest rate of 2.83%.

     KPP has a credit agreement with a group of banks that, as amended, provides for a $275 million unsecured revolving credit facility through January 2, 2004. The credit facility, which is without recourse to the Company, bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains certain financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and, absent an event of default, the covenants do not restrict distributions to the Company or to other partners. At December 31, 2002, KPP was in compliance with all covenants. In January 2001, proceeds from the facility were used to repay in full KPP's $128 million of mortgage notes. Under the provisions of the mortgage notes, KPP incurred $6.5 million in prepayment penalties which, before interest of outside non-controlling partners in KPP's net income and income taxes, was recognized as loss on debt extinguishment in 2001. An additional $107 million was used to finance the cash portion of KPP's 2001 Shore acquisition (see Note 3). At December 31, 2002, $243.0 million was drawn on the facility at an interest rate of 2.18%.

     On December 24, 2002, KPP entered into a $175 million unsecured bridge loan agreement with a group of banks in connection with its 2002 pipeline acquisitions. The bridge loan agreement, as amended, expires in January of 2004 and is without recourse to the Company. The bridge loan agreement bears interest at variable rates (2.67% at December 31, 2002) and contains certain operational and financial covenants and, absent an event of default, the covenants do not restrict distributions to the Company or to other partners. At December 31, 2002, KPP was in compliance with all covenants. KPP expects to repay the bridge loan with additional KPP bank borrowings and/or public equity or debt offerings.

     In February of 2002, KPOP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the KPP's revolving credit agreement and to partially fund the Statia acquisition (see Note 3). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes, which are without recourse to the Company, are redeemable, as a whole or in part, at the option of KPOP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At December 31, 2002, KPP was in compliance with all covenants.

     KPP, through two wholly-owned subsidiaries, has a credit agreement with a bank that provides for the issuance of term loans in connection with its 1999 United Kingdom terminal acquisition. The term loans ($26.3 million at December 31, 2002), with a fixed rate of 7.25%, are, as amended, due in January of 2004. The term loans under the credit agreement are unsecured and are pari passu with the $275 million revolving credit facility. The term loans, which are without recourse to the Company, also contain certain financial and operational covenants. At December 31, 2002, KPP was in compliance with all covenants.

     The Company's product marketing subsidiary has a credit agreement with a bank that, as amended, provides for a $20 million revolving credit facility through April of 2005. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. At December 31, 2002, the subsidiary was in compliance with all covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the product marketing business and by 500,000 KPP limited partnership units held by a subsidiary of the Company. At December 31, 2002, $4.7 million was drawn on the facility.


7.   RETIREMENT PLANS

     Substantially all of the Company's domestic employees are covered by a defined contribution plan, which provides for varying levels of employer matching. Prior to the Distribution, the Company's employees were covered by a similar defined contribution plan sponsored by Kaneb Services, Inc. The Company's contributions under these plans were $1.2 million, $1.0 million, and $0.8 million for 2002, 2001, and 2000, respectively.


8.   SHAREHOLDERS' EQUITY

     The changes in the number of issued and outstanding common shares of the Company are summarized as follows:

                                                                                           Common Shares
                                                                                            Issued and
                                                                                            Outstanding
                                                                                           -------------

       Balance at June 29, 2001 (Distribution date).............................             10,864,780
       Common shares issued.....................................................                377,966
                                                                                            -----------
       Balance at December 31, 2001.............................................             11,242,746
       Common shares issued.....................................................                 73,091
                                                                                            -----------
       Balance at December 31, 2002.............................................             11,315,837
                                                                                            ===========

     On June 27, 2001, the Board of Directors of the Company declared a distribution of one right for each of its outstanding common shares to each shareholder of record on June 27, 2001. Each right entitles the holder, upon the occurrence of certain events, to purchase from the Company one of its common shares at a purchase price of $60.00 per common share, subject to adjustment. The rights will not separate from the common shares or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company's common shares or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The rights, which expire on June 27, 2011, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per right.

     The Company has various plans for officers, directors and key employees under which stock options, deferred stock units and restricted shares may be issued.

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

     At December 31, 2002, options on 701,286 shares at prices ranging from $3.27 to $19.73 were outstanding, of which 412,836 were exercisable at prices ranging from $3.27 to $14.33. At December 31, 2001, options on 669,701 shares at prices ranging from $3.27 to $14.33 were outstanding, of which 345,653 were exercisable at prices ranging from $3.27 to $11.28.

     Deferred Stock Unit Plans

     In 2002, the Company initiated a Deferred Stock Unit Plan (the "DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's common shares. Under the plan, DSUs are purchased at a value equal to the closing price of the Company's common shares on the day by which the employee must elect (if they so desire) to participate in the DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common shares) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common shares on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically at or after the expiration of the vesting period and no later than ten years after the Election Date, or at the time of a "change of control" of the Company, if earlier. DSU accounts are unfunded by the Company. Each person that elects to participate in the DSU Plan is awarded, under the Company's Share Incentive Plan, an option to purchase a number of shares ranging from one-half to one and one-half times the number of DSUs purchased by such person at 100% of the closing price of the Company's common shares on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee. At December 31, 2002, no DSUs had vested under the 2002 Plan.

     In 1996, Kaneb Services, Inc. implemented a DSU plan whereby officers, directors and key executives were permitted to defer compensation on a pretax basis to receive shares of Kaneb Services, Inc. common stock at a predetermined date after the end of the compensation deferral period. In connection with the Distribution, the Company agreed to issue DSUs equivalent in price to the Company's common shares at that time. For every three Kaneb Services, Inc. DSUs held, the Company issued one DSU, such that the intrinsic value of each holder's deferred compensation account remained unchanged as a result of the Distribution. In addition, upon the payment date of any distributions on the Company's common shares, the Company agreed to credit each deferred account with the equivalent value of the distribution. Upon the scheduled payment of the deferred accounts, the Company agreed to issue one common share for each DSU relative to Company DSUs previously issued and to pay the equivalent of the accumulated deferred distributions, plus interest, to the previously deferred account holder. All other terms of the DSU plan remained unchanged. Similarly, Kaneb Services, Inc. agreed to issue to employees of the Company who hold DSUs, the number of shares of Kaneb Services, Inc. (now Xanser) common stock subject to the Kaneb Services, Inc. DSUs held by those employees. At December 31, 2002, approximately 114,000 common shares of the Company are issuable under this arrangement.

     Restricted Stock

     In September 2001, the Company issued an aggregate of 30,000 restricted common shares to the outside Directors of the Company. All of such shares vest or become transferable in one-third increments on each anniversary date after issuance. In conjunction will the issuance and commencement of vesting of the restricted shares, the Company recognized a total expense of $0.2 million in 2002 and $0.1 million in 2001.


9.   COMMITMENTS AND CONTINGENCIES

     The following is a schedule by years of future minimum lease payments under KPP's operating leases as of December 31, 2002:

      Year ending December 31:
            2003...........................................    $   6,805,000
            2004...........................................        3,097,000
            2005...........................................          841,000
            2006...........................................          612,000
            2007...........................................          412,000
            Thereafter.....................................          360,000
                                                               -------------
            Total minimum lease payments                       $  12,127,000
                                                               =============

     Total rent expense under operating leases amounted to $9.5 million, $4.2 million, and $3.2 million for the years ended December 31, 2002, 2001,and 2000, respectively.

     The operations of KPP are subject to federal, state and local laws and regulations in the United States and the United Kingdom relating to protection of the environment. Although KPP believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP. KPP has recorded an undiscounted reserve for environmental claims in the amount of $18.7 million at December 31, 2002, including $12.6 million related to acquisitions of pipelines and terminals. During 2002 and 2001, respectively, KPP incurred $2.4 million and $5.2 million of costs related to such acquisition reserves and reduced the liability accordingly.

     The asset purchase agreement entered into by a subsidiary of the Company in connection with the 1998 acquisition of its product marketing business includes a provision for an earn-out based on annual operating results of the acquired business for a five-year period ending March 2003. In 2000, $211,000 was paid under the earn-out provision and included as additional purchase price.

     Certain subsidiaries of KPP acquired with Statia (see Note 3) are parties to a 1996 agreement with Praxair, Inc. ("Praxair") wherein Praxair has agreed to pay certain environmental costs related to the Point Tupper, Nova Scotia, Canada facility. Based on investigations conducted and information available to date, the potential cost for future remediation and compliance for these matters is estimated at approximately $7.3 million, substantially all of which KPP believes is the responsibility of Praxair.

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

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR Site"), which has been declared a Superfund Site pursuant to CERCLA. The MMR Site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and KPP's subsidiaries, the Government advised the parties in April 1999 that it has identified two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

     By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the judgment by the Texas state court that, in the view of the DOJ, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. KPP believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on several occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation.

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regard to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it has incurred total cleanup costs of $70 million to $75 million. PEPCO probably will continue to incur some cleanup related costs for the foreseeable future, primarily in connection with EPA requirements for monitoring the condition of some of the impacted areas. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort, if any, and cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but ST believes that such amount will be covered by insurance and therefore will not materially adversely affect KPP's financial condition.

     As a result of the rupture, purported class actions were filed against PEPCO and ST Services in federal and state court in Maryland by property and business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA") and Maryland common law. The federal court consolidated all of the federal cases in a case styled as In re Swanson Creek Oil Spill Litigation. A settlement of the consolidated class action, and a companion state-court class action, was reached and approved by the federal judge. The settlement involved creation and funding by PEPCO and ST Services of a $2,250,000 class settlement fund, from which all participating claimants would be paid according to a court-approved formula, as well as a court-approved payment to plaintiffs' attorneys. The settlement has been consummated and the fund, to which PEPCO and ST Services contributed equal amounts, has been distributed. Participating claimants' claims have been settled and dismissed with prejudice. A number of class members elected not to participate in the settlement, i.e., to "opt out," thereby preserving their claims against PEPCO and ST Services. All non-participant claims except one have been settled for immaterial amounts with ST Services' portion of such settlements provided by its insurance carrier. ST Services' insurance carrier has assumed the defense of the continuing action and ST Services believes that the carrier would assume the defense of any new litigation by a non-participant in the settlement, should any such litigation be commenced. While KPP cannot predict the amount, if any, of any liability it may have in the continuing action or in other potential suits relating to this matter, it believes that the current and potential plaintiffs' claims will be covered by insurance and therefore these actions will not have a material adverse effect on its financial condition.

     PEPCO and ST Services agreed with the federal government and the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA and of selecting restoration projects. This process was completed in mid-2002. ST Services' insurer has paid ST Services' agreed 50 percent share of these assessment costs. In late November 2002, PEPCO and ST Services entered into a Consent Decree resolving the federal and state trustees' claims for natural resource damages. The decree required payments by ST Services and PEPCO of a total of approximately $3 million to fund the restoration projects and for remaining damage assessment costs. The federal court entered the Consent Decree as a final judgment on December 31, 2002. PEPCO and ST have each paid their 50% share and thus fully performed their payment obligations under the Consent Decree. ST Services' insurance carrier funded ST Services' payment.

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. ST Services does not anticipate any further hearings on the subject and is still awaiting the DOT's ruling.

     By letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it intended to seek penalties from ST Services in connection with the April 7, 2000 spill. The State of Maryland subsequently asserted that it would seek penalties against ST Services and PEPCO totaling up to $12 million. A settlement of this claim was reached in mid-2002 under which ST Services' insurer will pay a total of slightly more than $1 million in installments over a five year period. PEPCO also reached a settlement of these claims with the State of Maryland. Accordingly, KPP believes that this matter will not have a material adverse effect on its financial condition.

     On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other causes of action, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of the oil spill. Both parties have pending motions to dismiss the other party's suit. KPP believes that any costs or damages resulting from these lawsuits will be covered by insurance and therefore will not materially adversely affect KPP's financial condition.

     The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


10.  RELATED PARTY TRANSACTIONS

     General and administrative expenses include allocations of actual costs incurred prior to the Distribution of approximately $0.2 million in 2001 and $0.8 million in 2000, which were incurred by Kaneb Services, Inc. in providing services to the Company based on the time devoted to the Company. These services include accounting, tax, finance, legal, investor relations and employee benefit services. Such allocation is included in the accompanying consolidated statements of income as general and administrative expenses and as a capital contribution.


11.  BUSINESS SEGMENT DATA

     The Company conducts business through three principal operations: the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products and fertilizer in the Midwestern states as a common carrier; the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids; and the "Product Marketing Operations," which provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions and, since KPP's acquisition of Statia (see Note 3), delivers bunker fuel to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. General corporate includes general and administrative costs, including accounting, tax, finance, legal, investor relations and employee benefit services. General corporate assets include cash and other assets not related to the segments.

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2002              2001              2000
                                                                 ---------------   --------------    --------------
     Business segment revenues:
        Pipeline operations...................................  $     82,698,000   $   74,976,000    $   70,685,000
        Terminaling operations................................       205,971,000      132,820,000        85,547,000
        Product marketing operations..........................       381,159,000      327,542,000       381,186,000
                                                                ----------------   --------------    --------------
                                                                $    669,828,000   $  535,338,000    $  537,418,000
                                                                ================   ==============    ==============

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2002              2001              2000
                                                                 ---------------   --------------    --------------
      Business segment profit:
        Pipeline operations...................................  $     38,623,000   $   36,773,000    $   36,213,000
        Terminaling operations................................        65,040,000       45,318,000        23,358,000
        Product marketing operations..........................         4,692,000         (611,000)        2,472,000
        General corporate.....................................        (1,996,000)      (1,689,000)         (869,000)
                                                                ----------------   --------------    --------------
           Operating income...................................       106,359,000       79,791,000        61,174,000
        Interest and other income ............................         3,664,000        4,132,000           332,000
        Interest expense......................................       (29,171,000)     (15,381,000)      (13,346,000)
        Loss on debt extinguishment...........................        (3,282,000)      (6,540,000)           -
                                                                ----------------   --------------    --------------
        Income before gain on issuance of units by KPP,
           income taxes and interest of outside
           non-controlling partners in KPP's net income.......  $     77,570,000   $   62,002,000    $   48,160,000
                                                                ================   ==============    ==============
      Business segment assets:
        Depreciation and amortization:
           Pipeline operations................................  $      6,408,000   $    5,478,000    $    5,180,000
           Terminaling operations.............................        32,368,000       17,706,000        11,073,000
           Product marketing operations.......................           695,000           77,000            67,000
                                                                ----------------   --------------    --------------
                                                                $     39,471,000   $   23,261,000    $   16,320,000
                                                                ================   ==============    ==============
      Capital expenditures (excluding acquisitions):
           Pipeline operations................................  $      9,469,000   $    4,309,000    $    3,439,000
           Terminaling operations.............................        20,953,000       12,937,000         6,044,000
           Product marketing operations.......................           679,000           63,000            50,000
                                                                ----------------   --------------    --------------
                                                                $     31,101,000   $   17,309,000    $    9,533,000
                                                                ================   ==============    ==============

                                                                                    December 31,
                                                                ---------------------------------------------------
                                                                      2002              2001              2000
                                                                ----------------   --------------    --------------
        Total assets:
           Pipeline operations................................  $    352,657,000   $  105,156,000    $  102,656,000
           Terminaling operations.............................       844,321,000      443,215,000       272,407,000
           Product marketing operations.......................        41,297,000       19,313,000        35,364,000
           General corporate..................................         5,826,000        4,083,000        19,425,000
                                                                ----------------   --------------    --------------
                                                                $  1,244,101,000   $  571,767,000    $  429,852,000
                                                                ================   ==============    ==============


     The following geographical area data includes revenues and operating income based on location of the operating segment and net property and equipment based on physical location.

                                                                               Year Ended December 31,
                                                                ---------------------------------------------------
                                                                      2002              2001              2000
                                                                ----------------   --------------    --------------
   Geographical area revenues:
      United States...........................................  $    485,322,000   $  514,276,000    $  517,915,000
      United Kingdom..........................................        23,937,000       21,062,000        19,503,000
      Netherlands Antilles....................................       132,387,000            -                -
      Canada..................................................        23,207,000            -                -
      Australia and New Zealand...............................         4,975,000            -                -
                                                                ----------------   --------------    --------------
                                                                $    669,828,000   $  535,338,000    $  537,418,000
                                                                ================   ==============    ==============
   Geographical area operating income:
      United States...........................................  $     83,544,000   $   74,275,000    $   56,725,000
      United Kingdom..........................................         7,318,000        5,516,000         4,449,000
      Netherlands Antilles....................................         9,616,000            -                -
      Canada..................................................         4,398,000            -                -
      Australia and New Zealand...............................         1,483,000            -                -
                                                                ----------------   --------------    --------------
                                                                $    106,359,000   $   79,791,000    $   61,174,000
                                                                ================   ==============    ==============

                                                                                    December 31,
                                                                ---------------------------------------------------
                                                                      2002              2001              2000
                                                                ----------------   --------------    --------------
   Geographical area net property and equipment:
      United States...........................................  $    690,262,000   $  440,226,000    $  282,778,000
      United Kingdom..........................................        46,543,000       41,170,000        38,670,000
      Netherlands Antilles....................................       224,810,000            -                -
      Canada..................................................        78,789,000            -                -
      Australia and New Zealand...............................        51,872,000            -                -
                                                                ----------------   --------------    --------------
                                                                $  1,092,276,000   $  481,396,000    $  321,448,000
                                                                ================   ==============    ==============


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The estimated fair value of all debt as of December 31, 2002 and 2001 was approximately $733 million and $277 million, as compared to the carrying value of $718 million and $277 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company had no derivative financial instruments at December 31, 2002.

     The Company markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Company does not believe that it has a significant concentration of credit risk at December 31, 2002. No customer constituted 10% of the Company's combined revenues in 2002, 2001, or 2000.

13.  QUARTERLY FINANCIAL DATA (unaudited)

     Quarterly operating results for 2002 and 2001 are summarized as follows:

                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,          September 30,      December 31,
                                            ----------------    ----------------    ---------------     --------------
       2002:
         Revenues........................   $    122,409,000    $    179,246,000    $   184,119,000     $  184,054,000
                                            ================    ================    ===============     ==============
         Operating income................   $     23,256,000    $     28,256,000    $    28,506,000     $   26,341,000
                                            ================    ================    ===============     ==============
         Net income......................   $     13,620,000(a) $     14,128,000(a) $     6,673,000     $   12,807,000(a)
                                            ================    ================    ===============     ==============
       Earnings per share:
            Basic........................   $           1.19    $           1.23    $          0.58     $         1.12
                                            ================    ================    ===============     ==============
            Diluted......................   $           1.16    $           1.20    $          0.57     $         1.09
                                            ================    ================    ===============     ==============
       2001:
         Revenues........................   $    136,421,000    $    151,831,000    $   130,663,000     $  116,423,000
                                            ================    ================    ===============     ==============
         Operating income................   $     17,319,000    $     22,124,000    $    22,726,000     $   17,622,000
                                            ================    ================    ===============     ==============
         Net income......................   $      6,896,000(b) $     12,217,000(c) $     5,956,000     $    3,254,000
                                            ================    ================    ===============     ==============

         Earnings per share:
            Basic........................   $           0.65    $           1.14    $          0.55     $         0.29
                                            ================    ================    ===============     ==============
            Diluted......................   $           0.61    $           1.08    $          0.52     $         0.28
                                            ================    ================    ===============     ==============


(a)  See Note 2 regarding 2002 gains on issuance of units by KPP.
(b)  See Note 3 regarding 2001 gain in issuance of units by KPP.
(c)  See Note 4 regarding benefit resulting from change in tax status.


14.  SUBSEQUENT EVENT

     On March 21, 2003, KPP issued 3,000,000 limited partnership units in a public offering at $36.54 per unit, generating approximately $104.8 million in net proceeds. The proceeds will be used to reduce the amount of indebtedness under KPP's bridge facility.

                                                                      Schedule I

                       KANEB SERVICES LLC (PARENT COMPANY)
                          CONDENSED STATEMENT OF INCOME


                                                                                                     Period from
                                                                           Year Ended             June 30, 2001 to
                                                                        December 31, 2002         December 31, 2001
                                                                       ------------------      --------------------
General and administrative expenses...............................     $       (2,036,000)      $       (1,053,000)
Interest and other income.........................................                 10,000                   23,000
Equity in earnings of subsidiaries................................             49,972,000               10,240,000
Interest expense..................................................               (718,000)                    -
                                                                       ------------------       ------------------
   Net income.....................................................     $       47,228,000                9,210,000
                                                                       ==================       ==================

Earnings per share:
   Basic..........................................................     $             4.13       $             0.84
                                                                       ==================       ==================
   Diluted........................................................     $             4.02       $             0.80
                                                                       ==================       ==================






               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)
                       KANEB SERVICES LLC (PARENT COMPANY)
                             CONDENSED BALANCE SHEET


                                                                                           December 31,
                                                                             --------------------------------------
                                                                                   2002                  2001
                                                                             ----------------       ---------------
                                     ASSETS

Current assets:
   Cash and cash equivalents...............................................  $      1,695,000       $     1,369,000
   Prepaid expenses and other..............................................         2,060,000               601,000
                                                                             ----------------       ---------------

      Total current assets.................................................         3,755,000             1,970,000
                                                                             ----------------       ---------------
Investments in and advances to subsidiaries................................        92,316,000            62,358,000
Other assets...............................................................           608,000               719,000
                                                                             ----------------       ---------------
                                                                             $     96,679,000       $    65,047,000
                                                                             ================       ===============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable......................................................    $         -            $       275,000
   Accrued expenses......................................................           2,325,000               629,000
   Accrued distributions payable to shareholders.........................           4,734,000             4,131,000
                                                                             ----------------       ---------------
      Total current liabilities..........................................           7,059,000             5,035,000
                                                                             ----------------       ---------------

Long-term debt...........................................................          19,125,000             9,125,000

Long-term payables and other liabilities.................................           6,841,000            16,955,000

Commitments and contingencies

Shareholders' equity:
   Shareholders' investment..............................................          63,350,000            34,428,000
   Accumulated other comprehensive income (loss)
      - foreign currency translation adjustment..........................             304,000              (496,000)
                                                                             ----------------       ---------------
      Total shareholders' equity.........................................          63,654,000            33,932,000
                                                                             ----------------       ---------------

                                                                             $     96,679,000       $    65,047,000
                                                                             ================       ===============




               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)

                       KANEB SERVICES LLC (PARENT COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS


                                                                                                       Period from
                                                                                Year Ended          June 30, 2001 to
                                                                            December 31, 2002       December 31, 2001
                                                                           --------------------   -------------------
Operating activities:
   Net income ...........................................................   $      47,228,000      $      9,210,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Equity in earnings of subsidiaries, net of distributions.........         (29,958,000)           (5,370,000)
        Changes in current assets and liabilities........................             (38,000)              303,000
                                                                            -----------------      ----------------
           Net cash provided by operating activities                               17,232,000             4,143,000
                                                                            -----------------      ----------------

Investing activities:
   Changes in other assets...............................................             911,000              (719,000)
                                                                            -----------------      ----------------
           Net cash provided by (used in) investing activities...........             911,000              (719,000)
                                                                            -----------------      ----------------

Financing activities:
   Issuance of debt......................................................          10,000,000             9,125,000
   Issuance of common shares.............................................             648,000             2,354,000
   Distributions to shareholders.........................................         (18,351,000)           (4,137,000)
   Changes in long-term payables and other liabilities...................         (10,114,000)           (9,397,000)
                                                                            -----------------      ----------------
           Net cash used in financing activities.........................         (17,817,000)           (2,055,000)
                                                                            -----------------      ----------------


Increase in cash and cash equivalents....................................             326,000             1,369,000

Cash and cash equivalents at beginning of period.........................           1,369,000                 -
                                                                            -----------------      ----------------
Cash and cash equivalents at end of period...............................   $       1,695,000      $      1,369,000
                                                                            =================      ================





               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                     Schedule II

                               KANEB SERVICES LLC
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                                                    Additions
                                                        -------------------------------
                                        Balance at       Charged to         Charged to                      Balance at
                                       Beginning of       Costs and           Other                          End of
                                          Period          Expenses           Accounts       Deductions       Period
                                       -------------    -------------     -------------   --------------   -----------
ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2002:
   For doubtful receivables
     classified as current assets...   $         653    $      2,509     $         841(a) $        (279)(b) $    3,724
                                       =============    ============     =============    =============     ==========

Year Ended December 31, 2001:
   For doubtful receivables
     classified as current assets...   $         565    $        184     $         -      $        (96)(b)  $      653
                                       =============    ============     =============    ============      ==========

Year Ended December 31, 2000:
   For doubtful receivables
     classified as current assets...   $         533    $         460    $         -      $       (428)(b)  $      565
                                       =============    =============    =============    ============      ==========

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $       4,550    $        -       $         -      $     (4,550)(c)  $      -
                                       =============    =============    =============    ============      ==========


Notes:
     (a)  Allowance for doubtful receivables from 2002 acquisitions.
     (b)  Receivable write-offs and reclassifications, net of recoveries.
     (c)  Reduction in valuation allowance resulting in income tax benefit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kaneb Services LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KANEB SERVICES LLC



                                              //s// JOHN R. BARNES
                                          --------------------------------------
                                          By:  John R. Barnes
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Date: March 28, 2003


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Partners, L.P. and in the capacities with Kaneb Pipe Line Company and on the date indicated.

      Signature                                                       Title                      Date
Principal Executive Officer
     //s//  JOHN R. BARNES                                     Chairman of the Board         March 28, 2003
----------------------------------------                       and Chief Executive Officer
Principal Accounting Officer
    //s//   HOWARD C. WADSWORTH                                Vice President, Treasurer     March 28, 2003
----------------------------------------                       and Secretary


Directors

        //s// SANGWOO AHN                                       Director                      March 28, 2003
----------------------------------------


       //s//  MURRAY R. BILES                                   Director                      March 28, 2003
----------------------------------------


       //s//  FRANK M. BURKE, JR.                               Director                      March 28, 2003
----------------------------------------


       //s//  CHARLES R. COX                                    Director                      March 28, 2003
----------------------------------------


       //s//  HANS KESSLER                                      Director                      March 28, 2003
----------------------------------------


       //s//  JAMES R. WHATLEY                                  Director                      March 28, 2003
----------------------------------------


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, John R. Barnes, Chief Executive Officer of Kaneb Services LLC certify that:

1.   I have reviewed this annual report on Form 10-K of Kaneb Services LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003



                                                //s//  JOHN R. BARNES
                                        ----------------------------------------
                                        John R. Barnes
                                        President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Howard C. Wadsworth, Chief Financial Officer of Kaneb Services LLC certify that:

1.   I have reviewed this annual report on Form 10-K of Kaneb Services LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


                                                //s//  HOWARD C. WADSWORTH
                                        ----------------------------------------
                                        Howard D. Wadsworth
                                        Vice President, Treasurer and Secretary
                                        Chief Financial Officer