Form 10-Q
period 2003-03-31
KANEB SERVICES LLC
filed 2003-05-15
CIK 1137154

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

          Yes       X                                         No
             ----------                                         ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

          Yes       X                                         No
             ----------                                         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                          Outstanding  at  April  30, 2003
----------------------                          --------------------------------
     No par value                                       11,331,855 shares



--------------------------------------------------------------------------------

KANEB SERVICES LLC  AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED MARCH 31, 2003
--------------------------------------------------------------------------------

                                                                                                         Page No.
                         Part I. Financial Information

Item 1   (a) (1). Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three Months Ended
                      March 31, 2003 and 2002                                                                1

                  Condensed Consolidated Balance Sheets - March 31, 2003
                      and December 31, 2002                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2003 and 2002                                                   3

                  Notes to Consolidated Financial Statements                                                 4

         (a) (2). Financial Statement Schedules (Unaudited)

                  Schedule I - Kaneb Services LLC (Parent Company)
                      Condensed Financial Statements:

                         Statements of Income - Three Months Ended
                              March 31, 2003 and 2002                                                       15

                         Balance Sheets - March 31, 2003 and December 31, 2002                              16

                         Statements of Cash Flows - Three Months Ended
                             March 31, 2003 and 2002                                                        17

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         18

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 25

Item 4.           Controls and Procedures                                                                   25


                         Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                          26


KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2003           2002
                                                                                       ------------   -------------
Revenues:
    Services                                                                           $     86,694   $      59,088
    Products                                                                                131,775          63,321
                                                                                       ------------   -------------
        Total revenues                                                                      218,469         122,409
                                                                                       ------------   -------------
Costs and expenses:
    Cost of products sold                                                                   124,327          61,543
    Operating costs                                                                          40,674          25,378
    Depreciation and amortization                                                            13,032           7,124
    General and administrative                                                                6,712           5,108
                                                                                       ------------   -------------
        Total costs and expenses                                                            184,745          99,153
                                                                                       ------------   -------------
Operating income                                                                             33,724          23,256
Interest and other income                                                                       109              91
Interest expense                                                                             (8,844)         (5,531)
Loss on debt extinguishment                                                                     -              (155)
                                                                                       ------------   -------------
Income before gain on issuance of units by KPP, income taxes, interest of outside non-controlling partners in KPP's net income
    and cumulative effect of change in accounting principle                                  24,989          17,661

Gain on issuance of units by KPP                                                             10,898           8,562
Income tax expense                                                                           (1,429)           (439)
Interest of outside non-controlling partners in KPP's net income                            (17,586)        (12,164)
                                                                                       ------------   -------------
Income before cumulative effect of change in accounting
    principle                                                                                16,872          13,620

Cumulative effect of change in accounting principle - adoption
    of new accounting standard for asset retirement obligations                                (313)           -
                                                                                       ------------   -------------
Net income                                                                             $     16,559   $      13,620
                                                                                       ============   =============

Earnings per share:
    Basic:
        Before cumulative effect of change in accounting principle                     $      1.47    $        1.19
        Cumulative effect of change in accounting principle                                  (0.03)            -
                                                                                       -----------    -------------
                                                                                       $      1.44    $        1.19
                                                                                       ===========    =============
    Diluted:
        Before cumulative effect of change in accounting principle                     $      1.44    $        1.16
        Cumulative effect of change in accounting principle                                  (0.03)            -
                                                                                       -----------    -------------
                                                                                       $      1.41    $        1.16
                                                                                       ===========    =============

                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                               March 31,            December 31,
                                                                                 2003                   2002
                                                                           ---------------       ------------------
                                                                              (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        37,892       $        24,477
    Accounts receivable                                                             65,290                61,835
    Inventories                                                                     13,080                12,863
    Prepaid expenses and other                                                      11,978                10,658
                                                                           ---------------       ---------------
        Total current assets                                                       128,240               109,833
                                                                           ---------------       ---------------

Property and equipment                                                           1,307,000             1,288,960
Less accumulated depreciation                                                      209,706               196,684
                                                                           ---------------       ---------------
    Net property and equipment                                                   1,097,294             1,092,276
                                                                           ---------------       ---------------

Investment in affiliates                                                            25,901                25,604

Excess of cost over fair value of net assets of
    acquired business and other assets                                              16,132                16,388
                                                                           ---------------       ---------------
                                                                           $     1,267,567       $     1,244,101
                                                                           ===============       ===============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $        25,843       $          -
    Accounts payable                                                                34,529                32,629
    Accrued expenses                                                                35,698                38,076
    Accrued interest payable                                                         3,089                 7,997
    Accrued distributions payable to shareholders                                    5,039                 4,734
    Accrued distributions payable to outside non-controlling
        partners in KPP                                                             18,810                15,878
    Deferred terminaling fees                                                        6,693                 6,246
                                                                           ---------------       ---------------
        Total current liabilities                                                  129,701               105,560
                                                                           ---------------       ---------------

Long-term debt                                                                     600,125               718,162

Other liabilities and deferred taxes                                                47,403                40,094

Interest of outside non-controlling partners in KPP                                414,581               316,631

Commitments and contingencies

Shareholders' equity                                                                75,757                63,654
                                                                           ---------------       ---------------
                                                                           $     1,267,567       $     1,244,101
                                                                           ===============       ===============



                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2003           2002
                                                                                      ------------   -------------
Operating activities:
    Net income                                                                         $     16,559   $      13,620
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                     13,032           7,124
           Equity in earnings of affiliates, net of distributions                              (297)             10
           Interest of outside non-controlling partners in
               KPP's net income                                                              17,586          12,164
           Gain on issuance of units by KPP                                                 (10,898)         (8,562)
           Deferred income taxes                                                              1,049             374
           Cumulative effect of change in accounting principle                                  313            -
           Changes in working capital components                                             (4,745)        (10,937)
                                                                                       ------------   -------------
               Net cash provided by operating activities                                     32,599          13,793
                                                                                       ------------   -------------
Investing activities:
    Acquisitions by KPP, net of cash acquired                                                  -           (177,692)
    Capital expenditures                                                                    (11,738)         (5,165)
    Other                                                                                        65           1,139
                                                                                       ------------   -------------
               Net cash used in investing activities                                        (11,673)       (181,718)
                                                                                       ------------   -------------
Financing activities:
    Issuance of debt                                                                         14,000         401,487
    Payments on debt                                                                       (105,707)       (245,148)
    Distributions to shareholders                                                            (4,756)         (4,131)
    Distributions to outside non-controlling
        partners in KPP                                                                     (15,878)        (11,392)
    Changes in long-term payables and other liabilities                                        -            (10,451)
    Net proceeds from issuance of units by KPP                                              104,770          49,650
    Other                                                                                        60             387
                                                                                       ------------   -------------
               Net cash provided by (used in) financing activities                           (7,511)        180,402
                                                                                       ------------   -------------
Increase in cash and cash equivalents                                                        13,415          12,477
Cash and cash equivalents at beginning of period                                             24,477          10,004
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     37,892   $      22,481
                                                                                       ============   =============

Supplemental cash flow information:
    Cash paid for interest                                                             $     13,455   $       2,430
                                                                                       ============   =============


                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES LLC AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements reflect the results of operations of Kaneb Services LLC (the "Company"), its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest at March 31, 2003. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed  consolidated  financial  statements of the Company for the three month periods ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2003 and the consolidated results of their operations and cash flows for the periods ended March 31, 2003 and 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     In December of 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results.

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 and related interpretations in accounting for its share option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the fair value of share options issued.

     The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)
      Reported net income                                                       $      16,559       $     13,620

      Share-based employee compensation expense determined
        under the fair value based method                                                 (12)               (12)
                                                                                -------------       ------------
      Pro forma net income                                                      $      16,547       $     13,608
                                                                                =============       ============

      Earning per share:
        Basic - as reported                                                     $        1.44      $        1.19
                                                                                =============      =============
        Basic - pro forma                                                       $        1.41      $        1.16
                                                                                =============      =============
        Diluted - as reported                                                   $        1.41      $        1.16
                                                                                =============      =============
        Diluted - pro forma                                                     $        1.38      $        1.13
                                                                                =============      =============



2.   ACQUISITIONS AND FINANCINGS

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

     On February 28, 2002, KPP acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's revolving credit agreement and proceeds from KPP's February 2002 public debt offering. In April of 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Assuming the acquisition occurred on January 1, 2002, unaudited pro forma revenues, net income, basic earning per share and diluted earnings per share would have been $147.1 million, $13.4 million, $1.17 and $1.14, respectively, for the three months ended March 31, 2002.

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

     On September 18, 2002, KPP acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At March 31, 2003, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     On November 1, 2002, KPP acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was financed by KPP bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At March 31, 2003, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     In November of 2002, KPP issued 2,095,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce KPP's bank borrowings for the fertilizer pipeline acquisition. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $7.5 million. Accordingly, the Company recognized a $7.5 million gain in the fourth quarter of 2002.

     On December 24, 2002, KPP acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash. The acquisition was funded with KPP bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At March 31, 2003, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     In March of 2003, KPP issued 3,122,500 limited partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce the amount of indebtedness under KPP's bridge facility. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $10.9 million. Accordingly, the Company recognized a $10.9 million gain in the first quarter of 2003.

     On April 24, 2003, KPP entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. Proceeds from the initial draw on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)
     Net income                                                                 $      16,559      $       13,620
     Other comprehensive income (loss)
        - foreign currency translation adjustment                                         522                 (78)
                                                                                -------------      --------------
     Comprehensive income                                                       $      17,081      $       13,542
                                                                                =============      ==============


     Accumulated other comprehensive income aggregated $0.8 million and $0.3 million at March 31, 2003 and December 31, 2002, respectively.


4.   DISTRIBUTIONS

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, plus the beginning cash balance, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. A cash distribution of $.4125 per share for the fourth quarter of 2002 was paid on February 14, 2003. A cash distribution of $.4375 per share for the first quarter of 2003 was declared to holders of record on April 30, 2003 and will be paid on May 15, 2003.


5.   EARNINGS PER SHARE

     Earnings per share for the three months ended March 31, 2003 and 2002, has been calculated using the Company's basic and diluted weighted average shares outstanding for the period. For the three months ended March 31, 2003 and 2002, basic weighted average shares outstanding were 11,462,000 and 11,437,000, respectively and diluted weighted average shares outstanding were 11,760,000 and 11,728,000, respectively.


6.   CONTINGENCIES

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


7.   BUSINESS SEGMENT DATA

     The Company conducts business through three principal operations; the "Pipeline Operations" of KPP, which consists primarily of the transportation of refined petroleum products and fertilizer in the Midwestern states as a common carrier, the "Terminaling Operations" of KPP, which provide storage for petroleum products, specialty chemicals and other liquids, and the "Product Marketing Services," which provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions and, since KPP's acquisition of Statia (see Note 2), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. General corporate includes accounting, tax, finance, legal, investor relations and other corporate expenses not related to the segments. General corporate assets include cash, receivable from affiliates of the Company and other assets not related to the segments.

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)
     Business segment revenues:
        Pipeline operations                                                     $      28,008      $       17,626
        Terminaling operations                                                         58,686              41,462
        Product marketing                                                             131,775              63,321
                                                                                -------------      --------------
                                                                                $     218,469      $      122,409
                                                                                =============      ==============
     Business segment profit:
        Pipeline operations                                                     $      11,977      $        8,451
        Terminaling operations                                                         18,040              14,636
        Product marketing operations                                                    4,205                 704
        General corporate                                                                (498)               (535)
                                                                                -------------      --------------
            Operating income                                                           33,724              23,256
        Interest and other income                                                         109                  91
        Interest expense                                                               (8,844)             (5,531)
        Loss on debt extinguishment                                                      -                   (155)
                                                                                -------------      --------------
        Income before gain on issuance of units by KPP,
            income taxes, interest of outside non-controlling
            partners in KPP's net income and cumulative effect
            of change in accounting principle                                   $      24,989      $       17,661
                                                                                =============      ==============

                                                                                  March 31,         December 31,
                                                                                    2003                2002
                                                                                --------------     --------------
                                                                                         (in thousands)

     Total assets:
        Pipeline operations                                                     $     355,762      $      352,657
        Terminaling operations                                                        836,361             844,321
        Product marketing operations                                                   69,978              41,297
        General corporate                                                               5,466               5,826
                                                                                -------------      --------------
                                                                                $   1,267,567      $    1,244,101
                                                                                =============      ==============


8.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Company recorded an asset retirement obligation of approximately $6.7 million and recognized a cumulative effect of change in accounting principle of $0.3 million, after interest of outside non-controlling partners in KPP's net income, for its legal obligations to dismantle, dispose of, and restore certain KPP leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. At March 31, 2003, the Company had no assets which were legally restricted for purposes of settling asset retirement obligations. The effect of adopting SFAS No. 143 was not material to the results of operations of the Company for the three month periods ended March 31, 2003 and 2002, respectively.

     Effective January 1, 2003 the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The initial adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Company.

     The Company has adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The initial application of this interpretation had no effect on the consolidated financial statements of the Company.

     The Company has adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. The initial application of this interpretation had no effect on the consolidated financial statements of the Company.

                                                                      Schedule I

KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                           2003           2002
                                                                                      -------------   -------------
General and administrative expenses                                                   $        (462)   $       (481)
Interest expense                                                                               (168)           (160)
Interest and other income                                                                         2               1
Equity in earnings of subsidiaries                                                           17,500          14,260
                                                                                      -------------    ------------

Income before cumulative effect of change in accounting
    principle                                                                                16,872          13,620

Cumulative effect of change in accounting principle - adoption
    of new accounting standard for asset retirement obligations                                (313)           -
                                                                                      -------------    ------------
Net income                                                                            $      16,559    $     13,620
                                                                                      =============    ============

Earnings per share:
    Basic:
        Before cumulative effect of change in accounting principle                     $      1.47     $       1.19
        Cumulative effect of change in accounting principle                                  (0.03)           -
                                                                                       -----------     ------------
                                                                                       $      1.44     $       1.19
                                                                                       ===========     ============
    Diluted:
        Before cumulative effect of change in accounting principle                     $      1.44     $       1.16
        Cumulative effect of change in accounting principle                                  (0.03)           -
                                                                                       -----------     ------------
                                                                                       $      1.41     $       1.16
                                                                                       ===========     ============



               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       15

                                                                      Schedule I
                                                                     (Continued)
KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2003                    2002
                                                                          ---------------        ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        1,788          $       1,695
    Prepaid expenses and other                                                        715                  2,060
                                                                           --------------          -------------
        Total current assets                                                        2,503                  3,755
                                                                           --------------          -------------

Investments in and advances to subsidiaries                                       104,636                 92,316

Other assets                                                                          578                    608
                                                                           --------------          -------------
                                                                           $      107,717          $      96,679
                                                                           ==============          =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                                       $          838          $       2,325
    Accrued distributions payable to shareholders                                   5,039                  4,734
                                                                           --------------          -------------
        Total current liabilities                                                   5,877                  7,059
                                                                           --------------          -------------

Long-term debt                                                                     19,125                 19,125

Long-term payables and other liabilities                                            6,958                  6,841

Commitments and contingencies

Shareholders' equity                                                               75,757                 63,654
                                                                           --------------          -------------
                                                                           $      107,717          $      96,679
                                                                           ==============          =============


               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       16

                                                                      Schedule I
                                                                     (Continued)
KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                           2003           2002
                                                                                      -------------   -------------
Operating activities:
    Net income                                                                        $     16,559    $      13,620
    Adjustments to reconcile net income to net cash provided
        by operating activities:
           Equity in earnings of subsidiaries, net of distributions                        (12,110)          (9,769)
           Cumulative effect of change in accounting principle                                 313             -
           Changes in current assets and liabilities                                          (142)             452
                                                                                      ------------     ------------
               Net cash provided by operating activities                                     4,620            4,303
                                                                                      ------------     ------------
Investing activities:
    Changes in other assets                                                                     52               28
                                                                                      ------------     ------------
               Net cash provided by investing activities                                        52               28
                                                                                      ------------     ------------
Financing activities:
    Issuance of debt                                                                           -             10,000
    Distributions to shareholders                                                           (4,756)          (4,131)
    Changes in long-term payables and other liabilities                                        117          (10,051)
    Other                                                                                       60              387
                                                                                      ------------     ------------
               Net cash used in financing activities                                        (4,579)          (3,795)
                                                                                      ------------     ------------

Increase in cash and cash equivalents                                                           93              536

Cash and cash equivalents at beginning of period                                             1,695            1,369
                                                                                      ------------     ------------
Cash and cash equivalents at end of period                                            $      1,788     $      1,905
                                                                                      ============     ============




               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       17

KANEB SERVICES LLC AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services LLC (the "Company") and notes thereto included elsewhere in this report. The consolidated financial information reflects the results of operations of the Company, its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest at March 31, 2003. All significant intercompany transactions and balances have been eliminated.


     Operating Results:

     Pipeline Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $      28,008      $       17,626
     Operating costs                                                                   11,241               6,476
     Depreciation and amortization                                                      3,497               1,373
     General and administrative                                                         1,293               1,326
                                                                                -------------      --------------
        Operating income                                                        $      11,977      $        8,451
                                                                                =============      ==============

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three months ended March 31, 2003, revenues increased by $10.4 million, or 59%, compared to the same 2002 period, due to the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). Because tariff rates are regulated, the pipelines compete primarily on the basis of quality of services, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles on petroleum pipelines totaled 5.4 billion for the three months ended March 31, 2003, compared to 4.2 billion for the three months ended March 31, 2002.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $4.8 million for the three months ended March 31, 2003, when compared to the three months ended March 31, 2002, due to the pipeline acquisitions and increases in power and fuel costs. For the three months ended March 31, 2003, depreciation and amortization increased by $2.1 million, when compared to the same 2002 period, due primarily to the pipeline acquisitions. General and administrative costs include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs.


     Terminaling Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $      58,686      $       41,462
     Operating costs                                                                   27,277              18,318
     Depreciation and amortization                                                      9,244               5,673
     General and administrative                                                         4,125               2,835
                                                                                -------------      --------------
        Operating income                                                        $      18,040      $       14,636
                                                                                =============      ==============

     Terminaling revenues for the three month period ended March 31, 2003 increased by $17.2 million, or 42%, when compared to the same 2002 period, due to the 2002 terminal acquisitions (see "Liquidity and Capital Resources") and overall increases in utilization at existing locations. Approximately $15.4 million of the revenue increase was a result of the terminal acquisitions. Average annual tankage utilized for the three months ended March 31, 2003 increased to 47.4 million barrels, up from 39.0 million barrels for the three months ended March 31, 2002. For the three months ended March 31, 2003, average annualized revenues per barrel of tankage utilized increased to $5.02 per barrel, compared to $4.32 per barrel for the three months ended March 31, 2002, due to changes in product mix resulting from the terminal acquisitions and more favorable domestic market conditions.

     For the three month period ended March 31, 2003, operating costs increased by $9.0 million, when compared to the same 2002 period, the result of the terminal acquisitions and increases in volumes stored at existing locations. For the three months ended March 31, 2003, depreciation and amortization increased by $3.6 million, when compared to the same 2002 period, due primarily to the terminal acquisitions. General and administrative costs for the three month period ended March 31, 2003, increased by $1.3 million, when compared to the same 2002 period, also a result of the terminal acquisitions.


     Product Marketing Services

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $     131,775      $       63,321
     Cost of products sold                                                            124,327              61,543
                                                                                -------------      --------------
     Gross margin                                                               $       7,448      $        1,778
                                                                                =============      ==============
     Operating income                                                           $       4,205      $          704
                                                                                =============      ==============

     For the three month period ended March 31, 2003, revenues for the product marketing business increased by $68.5 million, or 108%, when compared to the three months ended March 31, 2002, due to increases in both volumes sold and the average sales price per gallon. Total volumes sold and average sales price per gallon for the three months ended March 31, 2003 aggregated
     152.0 million gallons and $0.87, respectively, compared to 101.4 million gallons and $0.62 for the three months ended March 31, 2002. The volume increase is due primarily to the product sales operations acquired with Statia on February 28, 2002 (see "Liquidity and Capital Resources"). Gross margin and operating income increased by $5.7 million and $3.5 million, respectively, for the three months ended March 31, 2003, compared to the same 2002 period, due to the increase in volumes sold and higher product margins. The increase in product margins is due to changes in product mix as a result of the Statia acquisition and the overall increase in average sales price.

     Product  inventories  are maintained at minimum  levels to meet  customers'
     needs;  however,   market  prices  for  petroleum  products  can  fluctuate
     significantly in short periods of time.

     Interest Expense

     For the three months ended March 31, 2003, interest expense increased by $3.3 million, compared to the three months ended March 31, 2002, due to increases in KPP debt resulting from the 2002 KPP pipeline and terminaling acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt.

     Income Taxes

     Certain KPP operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income tax expense for these subsidiaries for the three months ended March 31, 2003 and 2002 was $1.4 million and $0.4 million, respectively.


     Liquidity and Capital Resources

     Cash provided by operations, including the operations of KPP, was $32.6 million and $13.8 million for the three months ended March 31, 2003 and 2002, respectively. The increase in cash provided by operations for the three months ended March 31, 2003, compared to the same 2002 period, was due to the 2002 KPP pipeline and terminal acquisitions, and changes in working capital components resulting from the timing of cash receipts and disbursements.

     Capital expenditures, including routine maintenance and expansion expenditures but excluding acquisitions, were $11.7 million for the three months ended March 31, 2003, compared to $5.2 million during the same 2002 period, and almost exclusively relate to KPP. The increase in capital expenditures for the three months ended March 31, 2003, when compared to the same 2002 period, is the result of planned maintenance and expansion capital expenditures related to the KPP pipeline and terminaling operations acquired in 2002 and higher maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. KPP anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 million in 2003. Such future expenditures of KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that KPP will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, plus the beginning cash balance, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. A cash distribution of $.4125 per share for the fourth quarter of 2002 was paid on February 14, 2003. A cash distribution of $.4375 per share for the first quarter of 2003 was declared to holders of record on April 30, 2003 and will be paid on May 15, 2003.

     KPP expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional KPP bank borrowings and/or future KPP public equity or debt offerings. The Company has a credit agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by 4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At March 31, 2003, $19.1 million was drawn on the credit facility, at an average annual interest rate of 2.27%.

     The Company's product marketing subsidiary has a credit agreement with a bank that, as amended, provides for a $20 million revolving credit facility through April of 2005. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. At March 31, 2003, the subsidiary was in compliance with all covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the Company's wholly-owned products marketing business and by 500,000 KPP limited partnership units held by the product marketing subsidiary. At March 31, 2003, $4.0 million was drawn on the facility.

     On April 24, 2003, KPP entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. Proceeds from the initial draw on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement.

     KPP had a credit agreement with a group of banks that, as amended, provided for a $275 million unsecured revolving credit facility through January 2, 2004. At March 31, 2003, $257.0 million was drawn on the facility, at an average annual interest rate of 2.07%. The credit agreement was repaid in April of 2003 with proceeds from KPP's new $400 million credit agreement.

     On December 24, 2002, KPP entered into a $175 million unsecured bridge loan agreement with a bank in connection with its 2002 pipeline acquisitions. The bridge loan agreement, as amended, was scheduled to expire in January of 2004. At March 31, 2003, $70.0 million was outstanding on the bridge agreement, at an average annual interest rate of 2.84%. The bridge loan was repaid in April of 2003 with proceeds from KPP's new $400 million credit agreement.

     In January of 2002, the KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized a $8.6 million gain in the first quarter of 2002.

     In February of 2002, KPP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At March 31, 2003, KPP was in compliance with all covenants.

     On February 28, 2002, KPP acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's revolving credit agreement and proceeds from its February 2002 public debt offering. In April of 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility.

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

     On November 1, 2002, KPP acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was financed by KPP bank debt.

     In November of 2002, KPP issued 2,095,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce KPP's bank borrowings for the fertilizer pipeline acquisition. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $7.5 million. Accordingly, the Company recognized a $7.5 million gain in the fourth quarter of 2002.

     On December 24, 2002, KPP acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash. The acquisition was funded with KPP bank debt.

     In March of 2003, KPP issued 3,122,500 limited partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce the amount of indebtedness under KPP's bridge facility. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $10.9 million. Accordingly, the Company recognized a $10.9 million gain in the first quarter of 2003.

     Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

     Information   regarding  the  Company's  Critical  Accounting  Policies  is
     included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

KANEB SERVICES LLC AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's and KPP's debt and investment portfolios and fluctuations in petroleum product prices on inventories held for sale.

The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $350.1 million (including KPP's debt) at March 31, 2003, a one percent increase in interest rates would increase annual net interest expense by approximately $3.5 million.

The product marketing business periodically purchases refined petroleum products for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blendstocks for customers. Such petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Company does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets. Increases or decreases in the market value of inventory are reflected in the product marketing operations cost of the products sold.

Item 4. Controls and Procedures.

Included in its Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While management believes that the Company's existing disclosure controls and procedures have been effective to accomplish these objectives, it intends to continue to examine, refine and formalize the Company's disclosure controls and procedures and to monitor ongoing developments in this area.

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

KANEB SERVICES LLC AND SUBSIDIARIES


--------------------------------------------------------------------------------

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

         10.19 Revolving Credit Agreement, dated as of April 24, 2003 among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., The Lenders From Time To Time Party Hereto, and SunTrust Bank, as Administrative Agent, filed as Exhibit 10.11 to the exhibits of Kaneb Pipe Line Partners, L.P.'s Form 10-Q for the period ended March 31, 2003, which exhibit is hereby incorporated by reference.

          99.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 14, 2003, filed herewith.

          99.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 14, 2003, filed herewith.


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed January 8, 2003

          Current Report on Form 8-K, filed March 18, 2003

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                       KANEB SERVICES LLC
                                       (Registrant)


Date:   May 15, 2003                       //s//
                                       -----------------------------------------
                                       Howard C. Wadsworth
                                       Vice President, Treasurer and Secretary

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, John R. Barnes, Chief Executive Officer of Kaneb Services LLC certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kaneb Services LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003


                                                //s//
                                           -------------------------------------
                                           John R. Barnes
                                           Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Howard C. Wadsworth, Chief Financial Officer of Kaneb Services certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kaneb Services LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 14, 2003


                                             //s//
                                       -----------------------------------------
                                       Howard C. Wadsworth
                                       Chief Financial Officer