Form 10-Q
period 2003-06-30
KANEB SERVICES LLC
filed 2003-08-14
CIK 1137154

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

        Yes       X                                       No
             -----------                                     ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes       X                                       No
             -----------                                     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                              Outstanding at July 31, 2003
----------------------                              ----------------------------
     No par value                                          11,514,749 shares

--------------------------------------------------------------------------------

KANEB SERVICES LLC AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2003
--------------------------------------------------------------------------------


                                                                                             Page No.
                           Part I. Financial Information
Item 1(a)(1).     Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three and Six Months Ended
                     June 30, 2003 and 2002                                                       1

                  Condensed Consolidated Balance Sheets - June 30, 2003
                     and December 31, 2002                                                        3

                  Condensed Consolidated Statements of Cash Flows - Six
                     Months Ended June 30, 2003 and 2002                                          4

                  Notes to Consolidated Financial Statements                                      5

      (a)(2).     Financial Statement Schedules (Unaudited)

                  Schedule I - Kaneb Services LLC (Parent Company)
                      Condensed Financial Statements:

                         Statements of Income - Three and Six Months
                             Ended June 30, 2003 and 2002                                        17

                         Balance Sheets - June 30, 2003 and December 31, 2002                    18

                         Statements of Cash Flows - Six Months Ended June 30, 2003
                             and 2002                                                            19

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                               20

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                      28

Item 4.           Controls and Procedures                                                        28

                           Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                               29


KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2003           2002            2003           2002
                                                       --------------  -------------  -------------  --------------

Revenues:
   Services                                            $       89,461  $      73,674  $     176,155  $      132,762
   Products                                                   129,193        105,572        260,968         168,893
                                                       --------------  -------------  -------------  --------------

      Total revenues                                          218,654        179,246        437,123         301,655
                                                       --------------  -------------  -------------  --------------

Costs and expenses:
   Cost of products sold                                      122,437        102,125        246,764         163,668
   Operating costs                                             43,714         32,874         84,388          58,252
   Depreciation and amortization                               13,615         10,003         26,647          17,127
   General and administrative                                   6,183          5,988         12,895          11,096
                                                       --------------  -------------  -------------  --------------
      Total costs and expenses                                185,949        150,990        370,694         250,143
                                                       --------------  -------------  -------------  --------------

Operating income                                               32,705         28,256         66,429          51,512
Interest and other income                                          30            132            139             223
Interest expense                                               (9,117)        (7,935)       (17,961)        (13,466)
Loss on debt extinguishment                                     -             (1,957)          -             (2,112)
                                                       --------------  -------------  -------------  --------------

Income before gain on issuance of units by KPP,
   income taxes, interest of outside non-controlling
   partners in KPP's net income and cumulative effect of
   change in accounting principle                              23,618         18,496         48,607          36,157

Gain on issuance of units by KPP                                -              8,770         10,898          17,332

Income tax expense                                             (1,199)        (1,001)        (2,628)         (1,440)
Interest of outside non-controlling
   partners in KPP's net income                               (16,931)       (12,137)       (34,517)        (24,301)
                                                       --------------  -------------  -------------  --------------

Income before cumulative effect of change
   in accounting principle                                      5,488         14,128         22,360          27,748

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for asset retirement obligations                    -               -              (313)          -
                                                       --------------  -------------  -------------  --------------
Net income                                             $        5,488  $      14,128  $      22,047  $       27,748
                                                       ==============  =============  =============  ==============



                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES

(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2003           2002            2003           2002
                                                       --------------  -------------  -------------  --------------

Earnings per share:
   Basic:
      Before cumulative effect of change
        in accounting principle                        $          .48  $        1.23  $        1.95  $         2.43
      Cumulative effect of change in
        accounting principle                                    -               -              (.03)          -
                                                       --------------  -------------  -------------  --------------
                                                       $          .48  $        1.23  $        1.92  $         2.43
                                                       ==============  =============  =============  ==============
   Diluted:
      Before cumulative effect of change
        in accounting principle                        $          .47  $        1.20  $        1.91  $         2.36
      Cumulative effect of change in
        accounting principle                                    -               -              (.03)          -
                                                       --------------  -------------  -------------  --------------
                                                       $          .47  $        1.20  $        1.88  $         2.36
                                                       ==============  =============  =============  ==============





                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              June 30,                December 31,
                                                                                2003                       2002
                                                                           -------------            -----------------
                                                                             (Unaudited)
                   ASSETS
Current assets:
   Cash and cash equivalents                                               $      45,046             $       24,477
   Accounts receivable                                                            60,901                     61,835
   Inventories                                                                    15,020                     12,863
   Prepaid expenses and other                                                     11,122                     10,658
                                                                           -------------             --------------
        Total current assets                                                     132,089                    109,833
                                                                           -------------             --------------

Property and equipment                                                         1,323,435                  1,288,960
Less accumulated depreciation                                                    222,159                    196,684
                                                                           -------------             --------------
      Net property and equipment                                               1,101,276                  1,092,276
                                                                           -------------             --------------

Investment in affiliates                                                          25,947                     25,604
Excess of cost over fair value of net assets
   of acquired business and other assets                                          20,806                     16,388
                                                                           -------------             --------------
                                                                           $   1,280,118             $    1,244,101
                                                                           =============             ==============


        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                       $      26,997             $        -
   Accounts payable                                                               36,324                     32,629
   Accrued expenses                                                               36,087                     38,076
   Accrued distributions payable to shareholders                                   5,039                      4,734
   Accrued distributions payable to outside
      non-controlling partners in KPP                                             18,810                     15,878
   Accrued interest payable                                                        9,825                      7,997
   Deferred terminaling fees                                                       6,402                      6,246
                                                                           -------------             --------------
      Total current liabilities                                                  139,484                    105,560
                                                                           -------------             --------------

Long-term debt, less current portion                                             601,935                    718,162

Other liabilities and deferred taxes                                              47,366                     40,094

Interest of outside non-controlling partners
   in KPP                                                                        414,583                    316,631

Commitments and contingencies

Shareholders' equity                                                              76,750                     63,654
                                                                           -------------             --------------
                                                                           $   1,280,118             $    1,244,101
                                                                           =============             ==============

                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                           ----------------------------------------
                                                                                2003                      2002
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      22,047             $       27,748
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                             26,647                     17,127
        Equity in earnings of affiliates, net of distributions                      (343)                       375
        Interest of outside non-controlling partners
           in KPP's net income                                                    34,517                     24,301
        Gain on issuance of units by KPP                                         (10,898)                   (17,332)
        Deferred income taxes                                                      1,916                      1,196
        Cumulative effect of change in accounting principle                          313                      -
        Changes in working capital components                                      2,003                    (16,645)
                                                                           -------------             --------------
           Net cash provided by operating activities                              76,202                     36,770
                                                                           -------------             --------------

Investing activities:
   Acquisitions by KPP, net of cash acquired                                        -                      (181,682)
   Capital expenditures                                                          (22,516)                   (14,222)
   Other                                                                             (71)                     1,025
                                                                           -------------              -------------
        Net cash used in investing activities                                    (22,587)                  (194,879)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                              286,377                    509,535
   Payments on debt                                                             (384,163)                  (351,647)
   Distributions to shareholders                                                  (9,773)                    (8,853)
   Distributions to outside non-controlling
      partners in KPP                                                            (34,688)                   (24,379)
   Changes in long-term payables and other liabilities                              -                       (10,508)
   Net of proceeds from issuance of units by KPP                                 109,056                    108,790
   Other                                                                             145                        527
                                                                           -------------             --------------
        Net cash provided by (used in) financing activities                      (33,046)                   223,465
                                                                           -------------             --------------

Increase in cash and cash equivalents                                             20,569                     65,356
Cash and cash equivalents at beginning of period                                  24,477                     10,004
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      45,046             $       75,360
                                                                           =============             ==============
Supplemental cash flow information:
   Cash paid for interest                                                  $      14,703             $        8,911
                                                                           =============             ==============



                 See notes to consolidated financial statements.
                                        4

KANEB SERVICES LLC AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements reflect the results of operations of Kaneb Services LLC (the "Company"), its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest as of June 30, 2003. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at June 30, 2003 and the consolidated results of their operations and cash flows for the periods ended June 30, 2003 and 2002. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     In December of 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its share option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the fair value of share options issued.

     The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                     -------------------------------  -----------------------------
                                                           2003            2002            2003           2002
                                                     ----------------  -------------  -------------  --------------
                                                                  (in thousands - except per share data)

      Reported net income                            $          5,488   $     14,128  $      22,047  $       27,748

      Share-based employee compensation
        expense determined under the fair
        value based method                                        (30)           (32)           (42)            (44)
                                                     ----------------   ------------  -------------  --------------
      Pro forma net income                           $          5,458   $     14,096  $      22,005  $       27,704
                                                     ================   ============  =============  ==============

      Earning per share:
        Basic - as reported                          $            .48   $       1.23  $        1.92  $         2.43
                                                     ================   ============  =============  ==============
        Basic - pro forma                            $            .48   $       1.23  $        1.92  $         2.42
                                                     ================   ============  =============  ==============
        Diluted - as reported                        $            .47   $       1.20  $        1.88  $         2.36
                                                     ================   ============  =============  ==============
        Diluted - pro forma                          $            .46   $       1.20  $        1.88  $         2.36
                                                     ================   ============  =============  ==============


2.   ACQUISITIONS AND FINANCINGS

     In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized an $8.6 million gain in the first quarter of 2002.

     In February of 2002, KPP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At June 30, 2003, KPP was in compliance with all covenants.

     On February 28, 2002, KPP acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's revolving credit agreement and proceeds from KPP's February 2002 public debt offering. In April of 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Assuming the acquisition occurred on January 1, 2002, unaudited pro forma revenues, net income, basic earning per share and diluted earnings per share would have been $326.3 million, $27.5 million, $2.40 and $2.34, respectively, for the six months ended June 30, 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds was used to fund KPP's September 2002 acquisition of the Australia and New Zealand terminals. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.8 million. Accordingly, the Company recognized an $8.8 million gain in the second quarter of 2002.

     On September 18, 2002, KPP acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At June 30, 2003, the final valuation of the acquired assets and liabilities had not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     On November 1, 2002, KPP acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was financed by KPP bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At June 30, 2003, the final valuation of the acquired assets and liabilities had not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

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

     On December 24, 2002, KPP acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash. The acquisition was funded with KPP bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At June 30, 2003, the final valuation of the acquired assets and liabilities had not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

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

     In April of 2003, KPP entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At June 30, 2003, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At June 30, 2003, $49.2 million was outstanding under the new credit agreement.

     On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or other partners. At June 30, 2003, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows:

                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                     -------------------------------  -----------------------------
                                                           2003            2002            2003           2002
                                                     ----------------  -------------  -------------  --------------
                                                                              (in thousands)
     Net income                                      $          5,488  $      14,128  $      22,047  $       27,748
     Foreign currency translation
       adjustment                                                 810            283          1,332             205
     Unamortized loss on interest rate
       hedging transaction (Note 2)                              (351)          -              (351)          -
                                                     ----------------  -------------  -------------  --------------
     Comprehensive income                            $          5,947  $      14,411  $      23,028  $       27,953
                                                     ================  =============  =============  ==============

     Accumulated other comprehensive income aggregated $1.3 million and $0.3 million at June 30, 2003 and December 31, 2002, respectively.


4.   CASH DISTRIBUTIONS

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. A cash distribution of $.4375 per share for the first quarter of 2003 was paid on May 15, 2003. A cash distribution of $.4375 per share for the second quarter of 2003 was declared to holders of record on July 31, 2003 and will be paid on August 14, 2003.


5.   EARNINGS PER SHARE

     Earnings per share for the three and six months ended June 30, 2003 and 2002, is calculated using the Company's basic and diluted weighted average shares outstanding for the period. For the three months ended June 30, 2003 and 2002, basic weighted average shares outstanding were 11,469,000 and 11,450,000, respectively, and diluted weighted average shares outstanding were 11,747,000 and 11,786,000, respectively. For the six months ended June 30, 2003 and 2002, basic weighted average shares outstanding were
     11,466,000 and 11,440,000, respectively, and diluted weighted average shares outstanding were 11,716,000 and 11,756,000, respectively.


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

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regard to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it has incurred total cleanup-related costs of $70 million to $75 million. PEPCO may continue to incur some cleanup related costs for the foreseeable future, primarily in connection with EPA requirements for monitoring the condition of some of the impacted areas. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort, if any, and cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but ST believes that such amount will be covered by insurance and therefore will not materially adversely affect KPP's financial condition.

     As a result of the rupture, purported class actions were filed against PEPCO and ST Services in federal and state court in Maryland by property and business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA") and Maryland common law. The federal court consolidated all of the federal cases in a case styled as In re Swanson Creek Oil Spill Litigation. A settlement of the consolidated class action, and a companion state-court class action, was reached and approved by the federal judge. The settlement involved creation and funding by PEPCO and ST Services of a $2,250,000 class settlement fund, from which all participating claimants would be paid according to a court-approved formula, as well as a court-approved payment to plaintiffs' attorneys. The settlement was consummated in 2002 and the fund, to which PEPCO and ST Services contributed equal amounts, has been distributed. Participating claimants' claims were settled and dismissed with prejudice.

     A number of class members elected not to participate in the settlement, i.e., to "opt out," thereby preserving their claims against PEPCO and ST Services. All non-participant claims have been settled for immaterial amounts with ST Services' portion of such settlements provided by its insurance carrier. ST Services' insurance carrier assumed the defense of all of these actions and ST Services believes that the carrier would assume the defense of any new litigation by a non-participant in the settlement, should any such litigation be commenced. While KPP cannot predict the amount, if any, of any liability it may have in other potential suits relating to this matter, it believes that such potential plaintiffs' claims would be covered by insurance and therefore these actions would not have a material adverse effect on its financial condition.

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

     In 2001 the U.S. Department of Transportation ("DOT") issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. ST Services does not anticipate any further hearings on the subject and is still awaiting the DOT's ruling.

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

     On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other causes of action, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of the oil spill and other alleged spill-related costs. Pursuant to a court-approved stipulation between ST Services and PEPCO, the District of Columbia action will be dismissed without prejudice, such that the federal case in Maryland will be the operative litigation for resolution of the parties' liabilities to each other. ST Services' insurer is paying for the cost of defending PEPCO's claims against ST Services. KPP believes that any costs or damages resulting from this lawsuit will be covered by insurance and therefore will not materially adversely affect KPP's financial condition.

     The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


7.   BUSINESS SEGMENT DATA

     The Company conducts business through three principal operations: the "Pipeline Operations" of KPP, which consists primarily of the transportation of refined petroleum products and fertilizer in the Midwestern states as a common carrier; the "Terminaling Operations" of KPP, which provide storage for petroleum products, specialty chemicals and other liquids; and the "Product Marketing Services," which provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions and, since KPP's acquisition of Statia (see Note 2), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial interests. General corporate includes accounting, tax, finance, legal, investor relations and other corporate expenses not related to the segments. General corporate assets include cash, receivable from affiliates of the Company and other assets not related to the segments.

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                       Three Months  Ended                 Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                     2003              2002             2003              2002
                                                 -------------    --------------    -------------    --------------
                                                                           (in thousands)
     Business segment revenues:
       Pipeline operations                       $      29,350    $       19,322    $      57,358    $       36,948
       Terminaling operations                           60,111            54,352          118,797            95,814
       Product marketing operations                    129,193           105,572          260,968           168,893
                                                 -------------    --------------    -------------    --------------
                                                 $     218,654    $      179,246    $     437,123    $      301,655
                                                 =============    ==============    =============    ==============
     Business segment profit:
       Pipeline operations                       $      12,220    $        9,483    $      24,197      $     17,934
       Terminaling operations                           17,795            17,848           35,835            32,484
       Product marketing operations                      3,210             1,430            7,415             2,134
       General corporate                                  (520)             (505)          (1,018)           (1,040)
                                                 -------------    --------------    -------------      ------------
         Operating income                               32,705            28,256           66,429            51,512
       Interest and other income                            30               132              139               223
       Interest expense                                 (9,117)           (7,935)         (17,961)          (13,466)
       Loss on debt extinguishment                        -               (1,957)            -               (2,112)
                                                --------------    --------------    -------------      ------------
       Income before gain on issuance
         of units by KPP, income taxes,
         interest of outside non- controlling
         partners in KPP's net income and
         cumulative effect of change
         in accounting principle                 $      23,618    $       18,496    $      48,607      $     36,157
                                                 =============    ==============    =============      ============



                                                                                      June 30,         December 31,
                                                                                        2003              2002
                                                                                    -------------    --------------
                                                                                            (in thousands)
       Total assets:
         Pipeline operations                                                        $     351,789    $      352,657
         Terminaling operations                                                           861,598           844,321
         Product marketing operations                                                      61,275            41,297
         General corporate                                                                  5,456             5,826
                                                                                    -------------    --------------
                                                                                    $   1,280,118    $    1,244,101
                                                                                    =============    ==============


8.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Company recorded an asset retirement obligation of approximately $5.7 million and recognized a cumulative effect of change in accounting principle of $0.3 million, after interest of outside non-controlling partners in KPP's net income, for its legal obligations to dismantle, dispose of, and restore certain KPP leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. At June 30, 2003, the Company had no assets which were legally restricted for purposes of settling asset retirement obligations. The effect of SFAS No. 143, assuming adoption on January 1, 2002, was not material to the results of operations of the Company for the three and six month periods ended June 30, 2003 and 2002, respectively.

     Effective January 1, 2003, the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires that all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The initial adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Company.

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

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I

CONDENSED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended               Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2003           2002            2003           2002
                                                       --------------  -------------  -------------  --------------

General and administrative expenses                    $         (491) $        (460) $        (953) $         (941)
Interest expense                                                 (159)          (178)          (327)           (338)
Interest and other income                                          17              3             19               4
Equity in earnings of subsidiaries                              6,121          5,993         12,723          11,691
Equity in earnings of subsidiaries - gain
    on issuance of units by KPP                                 -              8,770         10,898          17,332
                                                       --------------  -------------  -------------  --------------

Income before cumulative effect of change
   in accounting principle                                      5,488         14,128         22,360          27,748

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for asset retirement obligations                    -              -               (313)          -
                                                       --------------  -------------  -------------  --------------
Net income                                             $        5,488  $      14,128  $      22,047  $       27,748
                                                       ==============  =============  =============  ==============

Earnings per share:
   Basic:
      Before cumulative effect of change
        in accounting principle                        $          .48  $        1.23  $        1.95  $         2.43
      Cumulative effect of change in
        accounting principle                                     -              -              (.03)           -
                                                       --------------  -------------  -------------  --------------
                                                       $          .48  $        1.23  $        1.92  $         2.43
                                                       ==============  =============  =============  ==============
   Diluted:
      Before cumulative effect of change
        in accounting principle                        $          .47  $        1.20  $        1.91  $         2.36
      Cumulative effect of change in
        accounting principle                                     -              -              (.03)           -
                                                       --------------  -------------  -------------  --------------
                                                       $          .47  $        1.20  $        1.88  $         2.36
                                                       ==============  =============  =============  ==============


               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       19

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I
                                                                     (Continued)

CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                         June 30,                  December 31,
                                                                           2003                        2002
                                                                       -------------            ----------------
                                                                        (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                          $       2,139             $       1,695
    Prepaid expenses and other                                                   493                     2,060
                                                                       -------------             -------------
        Total current assets                                                   2,632                     3,755
                                                                       -------------             -------------

Investments in and advances to subsidiaries                                  105,262                    92,316

Other assets                                                                     553                       608
                                                                       -------------             -------------
                                                                       $     108,447             $      96,679
                                                                       =============             =============


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              $       1,096             $       2,325
    Accrued distributions payable to shareholders                              5,039                     4,734
                                                                       -------------             -------------
        Total current liabilities                                              6,135                     7,059
                                                                       -------------             -------------

Long-term debt                                                                18,500                    19,125

Long-term payables and other liabilities                                       7,062                     6,841

Commitments and contingencies

Shareholders' equity                                                          76,750                    63,654
                                                                       -------------             -------------
                                                                       $     108,447             $      96,679
                                                                       =============             =============


               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       19

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I
                                                                     (Continued)
CONDENSED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
(In Thousands)
(Unaudited)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                           ----------------------------------------
                                                                                2003                      2002
                                                                           -------------             --------------
Operating activities:
    Net income                                                             $      22,047             $       27,748
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Equity in earnings of subsidiaries, net of
               distributions                                                     (12,277)                   (19,270)
           Cumulative effect of change in accounting
               principle                                                             313                      -
           Changes in current assets and liabilities                                 338                        304
                                                                           -------------             --------------
               Net cash provided by operating activities                          10,421                      8,782
                                                                           -------------             --------------

Investing activities:
    Changes in other assets                                                           55                         56
                                                                           -------------             --------------
               Net cash provided by investing activities                              55                         56
                                                                           -------------             --------------

Financing activities:
    Issuance of debt                                                                -                        10,000
    Payments on debt                                                                (625)                     -
    Distributions to shareholders                                                 (9,773)                    (8,853)
    Changes in long-term payables and other liabilities                              221                     (9,852)
    Other                                                                            145                        527
                                                                           -------------             --------------
               Net cash used in financing activities                             (10,032)                    (8,178)
                                                                           -------------             --------------

Increase in cash and cash equivalents                                                444                        660

Cash and cash equivalents at beginning of period                                   1,695                      1,369
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $       2,139             $        2,029
                                                                           =============             ==============




               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       19

KANEB SERVICES LLC AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the condensed consolidated financial statements of Kaneb Services LLC (the "Company") and notes thereto included elsewhere in this report. The consolidated financial information reflects the results of operations of the Company, its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest at June 30, 2003.


     Operating Results:

     Pipeline Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    29,350     $    19,322        $    57,358     $    36,948
     Operating costs                                      12,841           7,615             24,082          14,091
     Depreciation and amortization                         3,511           1,374              7,008           2,747
     General and administrative                              778             850              2,071           2,176
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    12,220     $     9,483        $    24,197     $    17,934
                                                     ===========     ===========        ===========     ===========


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and six month periods ended June 30, 2003, revenues increased by $10.0 million, or 52%, and $20.4 million, or 55%, respectively, compared to the same 2002 periods, due primarily to the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). Because tariff rates are regulated, the pipelines compete primarily on the basis of quality of services, including delivery of products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles on petroleum pipelines totaled 5.2 billion and 4.6 billion for the three months ended June 30, 2003 and 2002, respectively, and 10.4 billion and 8.8 billion for the six months ended June 30, 2003 and 2002, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $5.2 million and $10.0 million for the three and six month periods ended June 30, 2003, respectively, when compared to 2002, due to the pipeline acquisitions and increases in power and fuel costs. For the three and six months ended June 30, 2003, depreciation and amortization increased by $2.1 million and $4.3 million, respectively, when compared to the same 2002 periods, due primarily to the pipeline acquisitions. General and administrative costs include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs.

     Terminaling Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $    60,111     $    54,352        $   118,797     $    95,814
     Operating costs                                      28,058          24,070             55,335          42,388
     Depreciation and amortization                         9,856           8,412             19,100          14,085
     General and administrative                            4,402           4,022              8,527           6,857
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    17,795     $    17,848        $    35,835     $    32,484
                                                     ===========     ===========        ===========     ===========


     For the three and six month periods ended June 30, 2003, terminaling revenues increased by $5.8 million, or 11%, and $23.0 million, or 24%, respectively, when compared to the same 2002 periods, due to the 2002 terminal acquisitions (see "Liquidity and Capital Resources") and increases in the average price realized per barrel of tankage utilized. Approximately $21 million of the revenue increase for the six months ended June 30, 2003 was a result of the terminal acquisitions. Average annual tankage utilized for the three and six month periods ended June 30, 2003 was 47.9 million and 47.7 million barrels, respectively, compared to 49.1 million and 44.0 million barrels, respectively, for the same prior year periods. For the three and six month periods ended June 30, 2003, average annualized revenues per barrel of tankage utilized increased to $5.04 and $5.02 per barrel, respectively, compared to $4.44 and $4.39 per barrel, respectively, for the same prior year periods, due to changes in product mix resulting from the terminal acquisitions and more favorable domestic market conditions.

     For the three and six month periods ended June 30, 2003, operating costs increased by $4.0 million and $12.9 million, respectively, when compared to the same 2002 periods, a result of the terminal acquisitions. For the three and six months ended June 30, 2003, depreciation and amortization increase by $1.4 million and $5.0 million, respectively, when compared to the same 2002 periods, also due to the terminal acquisitions. General and administrative costs for the three and six month periods ended June 30, 2003, increased by $0.4 million and $1.7 million, respectively, when compared to the same 2002 period, a result of the acquisitions and increases in personnel-related costs.

     Product Marketing Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $   129,193     $   105,572        $   260,968     $   168,893
     Cost of products sold                               122,437         102,125            246,764         163,668
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     6,756     $     3,447        $    14,204     $     5,225
                                                     ===========     ===========        ===========     ===========
     Operating income                                $     3,210     $     1,430        $     7,415     $     2,134
                                                     ===========     ===========        ===========     ===========

     For the three and six month periods ended June 30, 2003, revenues for the product marketing business increased by $23.6 million, or 22%, and $92.1 million, or 55%, respectively, when compared to the same 2002 periods. Included in revenues for the six month period ended June 30, 2003 is $111.6 million from the product marketing business acquired with Statia on February 28, 2002 ("See Liquidity and Capital Resources"). The increase in revenues for the three and six months ended June 30, 2003, compared to the same 2002 periods, was the result of increases in sales volumes, a result of the Statia acquisition, and an increase in the average sales price realized. Gallons sold totaled 160 million and 144 million, respectively, for the three months ended June 30, 2003 and 2002, and 312 million and 245 million, respectively, for the six months ended June 30, 2003 and 2002. For the three and six month periods ended June 30, 2003, the average price realized per gallon of product sold increased to $0.81 and $0.84, respectively, compared to $0.73 and $0.69, respectively, for the 2002 periods. Gross margin and operating income increased by $3.3 million and $1.8 million for the three months ended June 30, 2003, respectively, and $9.0 million and $5.3 million for the six months ended June 30, 2003, respectively, when compared to the same 2002 periods, due to the increase in volumes sold and favorable product margins. Product inventories are maintained at minimum levels to meet customers' needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.

     Interest Expense

     For the three and six months ended June 30, 2003, interest expense increased by $1.2 million and $4.5 million, respectively, compared to the same 2002 periods, due to increases in KPP debt resulting from the 2002 KPP pipeline and terminaling acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt.


     Income Taxes

     Certain KPP operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income tax expense for these subsidiaries was $1.3 million and $1.1 million, for the three months ended June 30, 2003 and 2002, respectively, and $2.7 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively.


     Liquidity and Capital Resources

     Cash provided by operations, including the operations of KPP, was $76.2 million and $36.8 million for the six months ended June 30, 2003 and 2002, respectively. The increase in cash provided by operations for the six months ended June 30, 2003, compared to the same 2002 period, was due to the 2002 KPP pipeline and terminal acquisitions and changes in working capital components resulting from the timing of cash receipts and disbursements.

     Capital expenditures, including routine maintenance and expansion expenditures but excluding acquisitions, were $22.5 million for the six months ended June 30, 2003, compared to $14.2 million during the same 2002 period, and almost exclusively relate to KPP. The increase in capital expenditures for the six months ended June 30, 2003, when compared to the same 2002 period, is the result of planned maintenance and expansion capital expenditures related to the KPP pipeline and terminaling operations acquired in 2002 and higher maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. KPP anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 million in 2003. Such future expenditures of KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that KPP will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. A cash distribution of $.4375 per share for the first quarter of 2003 was paid on May 15, 2003. A cash distribution of $.4375 per share for the second quarter of 2003 was declared to holders of record on July 31, 2003 and will be paid on August 14, 2003.

     KPP expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional KPP bank borrowings and/or future KPP public equity or debt offerings.

     The Company has a credit agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, has a variable rate commitment fee on unused amounts and contains certain financial and operational covenants. At June 30, 2003, the Company was in compliance with all covenants. The credit facility is secured by 4.6 million KPP limited partnership units. At June 30, 2003, $18.5 million was drawn on the credit facility, at an average annual interest rate of 2.22%.

     The Company's product marketing subsidiary has a credit agreement with a bank that, as amended, provides for a $20 million revolving credit facility through April of 2005. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. At June 30, 2003, the subsidiary was in compliance with all covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the Company's wholly-owned products marketing business and by 500,000 KPP limited partnership units held by the product marketing subsidiary. At June 30, 2003, $4.0 million was drawn on the facility.

     In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under KPP's revolving credit agreement. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized an $8.6 million gain in the first quarter of 2002.

     In February of 2002, KPP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At June 30, 2003, KPP was in compliance with all covenants.

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

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds was used to fund KPP's September 2002 acquisition of the Australia and New Zealand terminals. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.8 million. Accordingly, the Company recognized an $8.8 million gain in the second quarter of 2002.

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

     In April of 2003, KPP entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At June 30, 2003, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At June 30, 2003, $49.2 million was outstanding under the new credit agreement.

     On May 19 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company and other partners. At June 30, 2003, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

     Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

     Information   regarding  the  Company's  Critical  Accounting  Policies  is
     included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Recent Accounting Pronouncement

     In April of 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. The Partnership does not expect SFAS No. 149, which is effective for derivative contracts and hedging relationships entered into or modified after June 20, 2003, to have a significant impact on the Partnership's consolidated financial statements.

KANEB SERVICES LLC AND SUBSIDIARIES

--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks pursuant to this Item (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's and KPP's debt and investment portfolios and fluctuations in petroleum product prices on inventories held for sale.

The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $101.9 million (including KPP's debt) at June 30, 2003, a one percent increase in interest rates would increase annual net interest expense by approximately $1.0 million.

The product marketing business purchases refined petroleum products for resale as motor fuel, bunker fuel and sales to commercial interests. Petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Company does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets.


Item 4. Controls and Procedures.

Included in its Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). Management believes that the Company's existing disclosure controls and procedures have been effective to accomplish these objectives.

The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

KANEB SERVICES LLC AND SUBSIDIARIES


--------------------------------------------------------------------------------

                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1*Amendment No. 1 to Kaneb Services LLC 401(k) Savings Plan, filed herewith.

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          *    Denotes management contract.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed May 12, 2003

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KANEB SERVICES LLC
                                        (Registrant)


Date:   August 14, 2003                         //s//
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Vice President, Treasurer and Secretary

                                                                    Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, John R. Barnes, Chief Executive Officer of Kaneb Services LLC certify that:

1.   I have reviewed this report on Form 10-Q of Kaneb Services LLC;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 14, 2003

                                                       //s//
                                           -------------------------------------
                                           John R. Barnes
                                           Chief Executive Officer

                                                                    Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Howard C. Wadsworth, Chief Financial Officer of Kaneb Services LLC certify that:

1.   I have reviewed this report on Form 10-Q of Kaneb Serivces LLC;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   August 14, 2003


                                                   //s//
                                              ----------------------------------
                                              Howard C. Wadsworth
                                              Chief Financial Officer

                                                                    Exhibit 32.1

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Kaneb Services LLC (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 14, 2003

                                                       //s//
                                           -------------------------------------
                                           John R. Barnes
                                           Chief Executive Officer







A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2



                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Kaneb Services LLC (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   August 14, 2003


                                                   //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)




A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.