Form 10-Q
period 2003-09-30
KANEB SERVICES LLC
filed 2003-11-13
CIK 1137154

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

       Yes     X                                           No
          -----------                                         ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes     X                                           No
          -----------                                         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                           Outstanding at October 31, 2003
----------------------                           -------------------------------
     No par value                                        11,518,125 shares

--------------------------------------------------------------------------------

KANEB SERVICES LLC AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                                                                              Page No.
                           Part I. Financial Information

Item 1(a)(1).     Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three and Nine Months Ended
                     September 30, 2003 and 2002                                                  1

                  Condensed Consolidated Balance Sheets - September 30, 2003
                     and December 31, 2002                                                        3

                  Condensed Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 2003 and 2002                                     4

                  Notes to Consolidated Financial Statements                                      5

         (a)(2).  Financial Statement Schedules (Unaudited)

                  Schedule I - Kaneb Services LLC (Parent Company)
                      Condensed Financial Statements:

                         Statements of Income - Three and Nine Months
                             Ended September 30, 2003 and 2002                                    18

                         Balance Sheets - September 30, 2003 and December 31, 2002                19

                         Statements of Cash Flows - Nine Months Ended
                             September 30, 2003 and 2002                                          20

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                21

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                       28

Item 4.           Controls and Procedures                                                         28

                           Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                29


KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2003           2002            2003           2002
                                                       --------------  -------------  -------------  --------------
Revenues:
   Services                                            $       89,539  $      75,184  $     265,694  $      207,946
   Products                                                   125,053        108,935        386,021         277,828
                                                       --------------  -------------  -------------  --------------
      Total revenues                                          214,592        184,119        651,715         485,774
                                                       --------------  -------------  -------------  --------------

Costs and expenses:
   Cost of products sold                                      119,767        105,059        366,531         268,727
   Operating costs                                             42,577         34,303        126,965          92,555
   Depreciation and amortization                               13,198         10,313         39,845          27,440
   General and administrative                                   6,799          5,938         19,694          17,034
                                                       --------------  -------------  -------------  --------------
      Total costs and expenses                                182,341        155,613        553,035         405,756
                                                       --------------  -------------  -------------  --------------

Operating income                                               32,251         28,506         98,680          80,018

Interest and other income                                          69            259            208             482

Interest expense                                              (10,855)        (7,478)       (28,816)        (20,944)
Loss on debt extinguishment                                     -               -              -             (2,112)
                                                       --------------  -------------  -------------  --------------

Income before gain on issuance of units by KPP,
   income taxes, interest of outside non-controlling
   partners in KPP's net income and cumulative effect
   of change in accounting principle                           21,465         21,287         70,072          57,444

Gain on issuance of units by KPP                                -               -            10,898          17,332

Income tax expense                                               (969)          (673)        (3,597)         (2,113)
Interest of outside non-controlling
   partners in KPP's net income                               (14,634)       (13,941)       (49,151)        (38,242)
                                                       --------------  -------------  -------------  --------------
Income before cumulative effect of
   change in accounting principle                               5,862          6,673         28,222          34,421

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for asset retirement obligations                     -              -              (313)           -
                                                       --------------  -------------  -------------  --------------
Net income                                             $        5,862  $       6,673  $      27,909  $       34,421
                                                       ==============  =============  =============  ==============


                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES

(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2003           2002            2003           2002
                                                       --------------  -------------  -------------  --------------
Earnings per share:
   Basic:
      Before cumulative effect of change
        in accounting principle                        $          .50  $         .58  $        2.45  $        3.01
      Cumulative effect of change in
        accounting principle                                    -               -              (.03)          -
                                                       --------------  -------------  -------------  -------------
                                                       $          .50  $         .58  $        2.42  $        3.01
                                                       ==============  =============  =============  =============
   Diluted:
      Before cumulative effect of change
        in accounting principle                        $          .49  $         .57  $        2.41  $        2.93
      Cumulative effect of change in
        accounting principle                                    -               -              (.03)          -
                                                       --------------  -------------  -------------  -------------
                                                       $          .49  $         .57  $        2.38  $        2.93
                                                       ==============  =============  =============  =============





                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                            September 30,             December 31,
                                                                                2003                     2002
                                                                           -------------            ---------------
                                                                             (Unaudited)
                   ASSETS
Current assets:
   Cash and cash equivalents                                               $      44,012             $       24,477
   Accounts receivable                                                            64,122                     61,835
   Inventories                                                                    13,219                     12,863
   Prepaid expenses and other                                                      9,083                     10,658
                                                                           -------------             --------------
        Total current assets                                                     130,436                    109,833
                                                                           -------------             --------------

Property and equipment                                                         1,340,250                  1,288,960
Less accumulated depreciation                                                    233,632                    196,684
                                                                           -------------             --------------
      Net property and equipment                                               1,106,618                  1,092,276
                                                                           -------------             --------------

Investment in affiliates                                                          25,481                     25,604
Excess of cost over fair value of net assets
   of acquired business and other assets                                          20,921                     16,388
                                                                           -------------            ---------------
                                                                           $   1,283,456             $    1,244,101
                                                                           =============             ==============


        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                       $      27,143             $        -
   Accounts payable                                                               30,430                     32,629
   Accrued expenses                                                               49,914                     38,076
   Accrued distributions payable to shareholders                                   5,559                      4,734
   Accrued distributions payable to outside
      non-controlling partners in KPP                                             19,507                     15,878
   Accrued interest payable                                                        8,604                      7,997
   Deferred terminaling fees                                                       6,735                      6,246
                                                                           -------------             --------------
      Total current liabilities                                                  147,892                    105,560
                                                                           -------------             --------------
Long-term debt, less current portion                                             599,490                    718,162

Other liabilities and deferred taxes                                              48,977                     40,094

Interest of outside non-controlling partners in KPP                              410,040                    316,631

Commitments and contingencies

Shareholders' equity                                                              77,057                     63,654
                                                                           -------------             --------------
                                                                           $   1,283,456             $    1,244,101
                                                                           =============             ==============



                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                           ----------------------------------------
                                                                                2003                      2002
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      27,909             $       34,421
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                             39,845                     27,440
        Equity in earnings of affiliates, net of distributions                       123                     (1,331)
        Interest of outside non-controlling partners
           in KPP's net income                                                    49,151                     38,242
        Gain on issuance of units by KPP                                         (10,898)                   (17,332)
        Deferred income taxes                                                      2,361                      2,323
        Cumulative effect of change in accounting principle                          313                      -
        Changes in working capital components                                      6,512                    (17,635)
                                                                           -------------             --------------
           Net cash provided by operating activities                             115,316                     66,128
                                                                           -------------             --------------
Investing activities:
   Acquisitions by KPP, net of cash acquired                                      (1,644)                  (225,406)
   Capital expenditures                                                          (32,059)                   (21,934)
   Other, net                                                                     (2,196)                       760
                                                                           -------------             --------------
        Net cash used in investing activities                                    (35,899)                  (246,580)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                              286,360                    506,087
   Payment of debt                                                              (387,055)                  (352,098)
   Distributions to shareholders                                                 (14,915)                   (13,602)
   Distributions to outside non-controlling
      partners in KPP                                                            (53,498)                   (38,603)
   Net proceeds from issuance of units by KPP                                    109,056                    108,790
   Changes in long-term payables and other liabilities                              -                       (10,532)
   Other                                                                             170                        648
                                                                           -------------             --------------
        Net cash provided by (used in) financing activities                      (59,882)                   200,690
                                                                           -------------             --------------

Increase in cash and cash equivalents                                             19,535                     20,238
Cash and cash equivalents at beginning of period                                  24,477                     10,004
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      44,012             $       30,242
                                                                           =============             ==============
Supplemental cash flow information:
   Cash paid for interest                                                  $      26,489             $       20,828
                                                                           =============             ==============



                 See notes to consolidated financial statements.
                                        4

KANEB SERVICES LLC AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements reflect the results of operations of Kaneb Services LLC (the "Company"), its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest as of September 30, 2003. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at September 30, 2003 and the consolidated results of their operations and cash flows for the periods ended September 30, 2003 and 2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                     -------------------------------  -----------------------------
                                                           2003            2002            2003           2002
                                                     ----------------  -------------  -------------  --------------
                                                                  (in thousands - except per share data)
      Reported net income                            $          5,862   $      6,673  $      27,909  $       34,421

      Share-based employee compensation
        expense determined under the fair
        value based method                                        (21)           (22)           (63)            (66)
                                                     ----------------   ------------  -------------  --------------
      Pro forma net income                           $          5,841   $      6,651  $      27,846  $       34,355
                                                     ================   ============  =============  ==============

      Earning per share:
        Basic - as reported                          $           .50    $        .58  $        2.42  $         3.01
                                                     ===============    ============  =============  ==============
        Basic - pro forma                            $           .50    $        .58  $        2.42  $         3.00
                                                     ===============    ============  =============  ==============

        Diluted - as reported                        $           .49    $        .57  $        2.38  $         2.93
                                                     ===============    ============  =============  ==============
        Diluted - pro forma                          $           .49    $        .57  $        2.37  $         2.93
                                                     ===============    ============  =============  ==============


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

     In February of 2002, KPP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At September 30, 2003, KPP was in compliance with all covenants.

     On February 28, 2002, KPP acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by KPP's revolving credit agreement and proceeds from KPP's February 2002 public debt offering. In April of 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Assuming the acquisition occurred on January 1, 2002, unaudited pro forma revenues, net income, basic earning per share and diluted earnings per share would have been $510.4 million, $34.2 million, $2.98 and $2.91, respectively, for the nine months ended September 30, 2002.

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

     On November 1, 2002, KPP acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was financed by KPP bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At September 30, 2003, the final valuation of the acquired assets and liabilities had not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

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

     On December 24, 2002, KPP acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash. The acquisition was funded with KPP bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. At September 30, 2003, the final valuation of the acquired assets and liabilities had not been completed and, accordingly, the Company has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

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

     In April of 2003, KPP entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At September 30, 2003, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At September 30, 2003, $49.2 million was outstanding under the new credit agreement.

     On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or other partners. At September 30, 2003, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                     -------------------------------  -----------------------------
                                                           2003            2002            2003           2002
                                                     ----------------  -------------  -------------  --------------
                                                                              (in thousands)
     Net income                                      $          5,862  $       6,673  $      27,909  $       34,421
     Foreign currency translation
       adjustment                                                  72             75          1,404             280
     KPP interest rate hedging transactions                        10         (1,240)          (341)         (1,240)
                                                     ----------------  -------------  -------------  --------------
     Comprehensive income                            $          5,944  $       5,508  $      28,972  $       33,461
                                                     ================  =============  =============  ==============


     Accumulated other comprehensive income aggregated $1.4 million and $0.3 million at September 30, 2003 and December 31, 2002, respectively.


4.   CASH DISTRIBUTIONS

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. Cash distributions of $.4375 per share with respect to the first and second quarters of 2003 were paid on May 15, 2003 and August 14, 2003, respectively. A cash distribution of $.475 per share with respect to the third quarter of 2003 was declared to holders of record on November 3, 2003 and will be paid on November 14, 2003.

5.   EARNINGS PER SHARE

     Earnings per share for the three and nine months ended September 30, 2003 and 2002, is calculated using the Company's basic and diluted weighted average shares outstanding for the period. For the three months ended September 30, 2003 and 2002, basic weighted average shares outstanding were 11,635,000 and 11,459,000, respectively, and diluted weighted average shares outstanding were 11,889,000 and 11,751,000, respectively. For the nine months ended September 30, 2003 and 2002, basic weighted average shares outstanding were 11,521,000 and 11,446,000, respectively, and diluted weighted average shares outstanding were 11,751,000 and 11,756,000, respectively.


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

     On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other causes of action, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of the oil spill and other alleged spill-related costs, which PEPCO alleges are in excess of $75 million. Pursuant to a court-approved stipulation between ST Services and PEPCO, the District of Columbia action has been dismissed without prejudice, such that the federal case in Maryland is the operative litigation for resolution of the parties' liabilities to each other. ST Services' insurer is paying for the cost of defending PEPCO's claims against ST Services. KPP believes that any costs or damages resulting from this lawsuit will be covered by insurance and therefore will not materially adversely affect KPP's financial condition.

     The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such other contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


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

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                       Three Months  Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                 -------------------------------    -------------------------------
                                                     2003              2002             2003              2002
                                                 -------------    --------------    -------------    --------------
                                                                           (in thousands)
     Business segment revenues:
       Pipeline operations                       $      31,449    $       20,998    $      88,807    $       57,946
       Terminaling operations                           58,090            54,186          176,887           150,000
       Product marketing operations                    125,053           108,935          386,021           277,828
                                                 -------------    --------------    -------------    --------------
                                                 $     214,592    $      184,119    $     651,715    $      485,774
                                                 =============    ==============    =============    ==============
     Business segment profit:
       Pipeline operations                       $      14,839    $        9,487    $      39,036    $       27,421
       Terminaling operations                           15,732            18,478           51,567            50,962
       Product marketing operations                      2,219               803            9,634             2,937
       General corporate                                  (539)             (262)          (1,557)           (1,302)
                                                 -------------    --------------    -------------    --------------
         Operating income                               32,251            28,506           98,680            80,018
       Interest and other income                            69               259              208               482
       Interest expense                                (10,855)           (7,478)         (28,816)          (20,944)
       Loss on debt extinguishment                        -                -                 -               (2,112)
                                                 -------------    --------------    -------------    --------------
       Income before gain on issuance
         of units by KPP, income taxes,
         interest of outside non- controlling
         partners in KPP's net income and
         cumulative effect of change
         in accounting principle                 $      21,465    $       21,287    $      70,072    $       57,444
                                                 =============    ==============    =============    ==============

                                                                                    September 30,      December 31,
                                                                                        2003               2002
                                                                                    -------------    -----------------
                                                                                            (in thousands)
       Total assets:
         Pipeline operations                                                        $     357,480    $      352,657
         Terminaling operations                                                           868,046           844,321
         Product marketing operations                                                      53,813            41,297
         General corporate                                                                  4,117             5,826
                                                                                    -------------    --------------
                                                                                    $   1,283,456    $    1,244,101
                                                                                    =============    ==============

8.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Company recorded an asset retirement obligation of approximately $5.7 million and recognized a cumulative effect of change in accounting principle of $0.3 million, after interest of outside non-controlling partners in KPP's net income, for its legal obligations to dismantle, dispose of, and restore certain KPP leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. At September 30, 2003, the Company had no assets which were legally restricted for purposes of settling asset retirement obligations. The effect of SFAS No. 143, assuming adoption on January 1, 2002, was not material to the results of operations of the Company for the three and nine month periods ended September 30, 2003 and 2002, respectively.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The initial adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Company.

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

     The Company has adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. The initial application of this interpretation had no effect on the consolidated financial statements of the Company.

     The Company has adopted the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. Adoption of SFAS No. 149, which was effective for derivative contracts and hedging relationships entered into or modified after June 30, 2003, had no impact on the Company's consolidated financial statements.

     On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires certain financial instruments, which were previously accounted for as equity, to be classified as liabilities. The adoption of SFAS No. 150 had no effect on the consolidated financial statements of the Company.

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I

CONDENSED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2003           2002            2003           2002
                                                       --------------  -------------  -------------  --------------

General and administrative expenses                    $         (509) $         (430) $     (1,462) $       (1,371)
Interest expense                                                 (147)           (195)         (474)           (533)
Interest and other income                                           3               2             9               6
Equity in earnings of subsidiaries                              6,515           7,296        19,271          18,987
Equity in earnings of subsidiaries - gain
    on issuance of units by KPP                                 -                -           10,878          17,332
                                                       --------------  --------------  ------------  --------------
Income before cumulative effect of change
   in accounting principle                                      5,862           6,673        28,222          34,421

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for asset retirement obligations                     -               -             (313)           -
                                                       --------------  --------------  ------------  --------------
Net income                                             $        5,862  $        6,673  $     27,909  $       34,421
                                                       ==============  ==============  ============  ==============

Earnings per share:
   Basic:
      Before cumulative effect of change
        in accounting principle                        $          .50  $          .58  $       2.45  $         3.01
      Cumulative effect of change in
        accounting principle                                    -                -             (.03)            -
                                                       --------------  --------------  ------------  --------------
                                                       $          .50  $          .58  $       2.42  $         3.01
                                                       ==============  ==============  ============  ==============
   Diluted:
      Before cumulative effect of change
        in accounting principle                        $          .49  $          .57  $       2.41  $         2.93
      Cumulative effect of change in
        accounting principle                                      -               -            (.03)            -
                                                       --------------  --------------  ------------  --------------
                                                       $          .49  $          .57  $       2.38  $         2.93
                                                       ==============  ==============  ============  ==============




               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       18

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I
                                                                     (Continued)

CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                       September 30,              December 31,
                                                                           2003                        2002
                                                                       -------------            ----------------
                                                                        (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                          $       1,680             $       1,695
    Prepaid expenses and other                                                   182                     2,060
                                                                       -------------             -------------
        Total current assets                                                   1,862                     3,755
                                                                       -------------             -------------

Investments in and advances to subsidiaries                                  105,025                    92,316

Other assets                                                                     525                       608
                                                                       -------------             -------------
                                                                       $     107,412             $      96,679
                                                                       =============             =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              $       1,111             $       2,325
    Accrued distributions payable to shareholders                              5,559                     4,734
                                                                       -------------             -------------
        Total current liabilities                                              6,670                     7,059
                                                                       -------------             -------------

Long-term debt                                                                16,500                    19,125

Long-term payables and other liabilities                                       7,185                     6,841

Commitments and contingencies

Shareholders' equity                                                          77,057                    63,654
                                                                       -------------             -------------
                                                                       $     107,412             $      96,679
                                                                       =============             =============




               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       19

KANEB SERVICES LLC (PARENT COMPANY)                                   Schedule I
                                                                     (Continued)
CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                           ----------------------------------------
                                                                                2003                      2002
                                                                           -------------             --------------
Operating activities:
    Net income                                                             $      27,909             $       34,421
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Equity in earnings of subsidiaries, net of
               distributions                                                     (11,958)                   (20,226)
           Cumulative effect of change in accounting
               principle                                                             313                      -
           Changes in current assets and liabilities                                 664                         83
                                                                           -------------             --------------
               Net cash provided by operating activities                          16,928                     14,278
                                                                           -------------             --------------

Investing activities:
    Changes in other assets                                                           83                         83
                                                                           -------------             --------------
               Net cash provided by investing activities                              83                         83
                                                                           -------------             --------------
Financing activities:
    Issuance of debt                                                                -                        10,000
    Payments on debt                                                              (2,625)                     -
    Distributions to shareholders                                                (14,915)                   (13,602)
    Changes in long-term payables and other liabilities                              344                    (10,021)
    Other                                                                            170                        648
                                                                           -------------             --------------
               Net cash used in financing activities                             (17,026)                   (12,975)
                                                                           -------------             --------------

Increase (decrease) in cash and cash equivalents                                     (15)                     1,386

Cash and cash equivalents at beginning of period                                   1,695                      1,369
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $       1,680             $        2,755
                                                                           =============             ==============




               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

KANEB SERVICES LLC AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the condensed consolidated financial statements of Kaneb Services LLC (the "Company") and notes thereto included elsewhere in this report. The consolidated financial information reflects the results of operations of the Company, its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest at September 30, 2003.


     Operating Results:

     Pipeline Operations

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $    31,449     $    20,998        $    88,807     $    57,946
     Operating costs                                      11,067           9,511             35,149          23,602
     Depreciation and amortization                         3,540           1,385             10,548           4,132
     General and administrative                            2,003             615              4,074           2,791
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    14,839     $     9,487        $    39,036     $    27,421
                                                     ===========     ===========        ===========     ===========


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and nine month periods ended September 30, 2003, revenues increased by $10.5 million, or 50%, and $30.9 million, or 53%, respectively, compared to the same 2002 periods, due primarily to the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). Because tariff rates are regulated, the pipelines compete primarily on the basis of quality of services, including delivery of products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles on petroleum pipelines totaled 5.4 billion and 5.0 billion for the three months ended September 30, 2003 and 2002, respectively, and 15.8 billion and 13.7 billion for the nine months ended September 30, 2003 and 2002, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.6 million and $11.5 million for the three and nine month periods ended September 30, 2003, respectively, when compared to 2002, due to the pipeline acquisitions and increases in planned maintenance. For the three and nine months ended September 30, 2003, depreciation and amortization increased by $2.2 million and $6.4 million, respectively, when compared to the same 2002 periods, due primarily to the pipeline acquisitions. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs, increased by $1.4 million and $1.3 million for the three and nine month periods ended September 30, 2003, when compared to the same 2002 periods, due to the acquisitions, increases in personnel-related costs and certain reclassifications from operating expense.


     Terminaling Operations

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                            (in thousands)

     Revenues                                        $    58,090     $    54,186        $   176,887     $   150,000
     Operating costs                                      29,338          23,445             84,673          65,833
     Depreciation and amortization                         9,433           8,728             28,533          22,813
     General and administrative                            3,587           3,535             12,114          10,392
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    15,732     $    18,478        $    51,567     $    50,962
                                                     ===========     ===========        ===========     ===========


     For the three and nine month periods ended September 30, 2003, terminaling revenues increased by $3.9 million, or 7%, and $26.9 million, or 18%, respectively, when compared to the same 2002 periods, due to the 2002 terminal acquisitions (see "Liquidity and Capital Resources") and increases in the average price realized per barrel of tankage utilized. Average annual tankage utilized for the three and nine month periods ended September 30, 2003 was 45.9 million and 47.1 million barrels, respectively, compared to 47.8 million and 45.3 million barrels, respectively, for the same prior year periods. For the three and nine month periods ended
     September 30, 2003, average annualized revenues per barrel of tankage utilized increased to $5.02 per barrel, compared to $4.50 and $4.43 per barrel, respectively, for the same prior year periods, due to changes in product mix resulting from the terminal acquisitions.

     For the three and nine month periods ended September 30, 2003, operating costs increased by $5.9 million and $18.8 million, respectively, when compared to the same 2002 periods, a result of the terminal acquisitions, repair costs associated with hurricane Isabel and increases in planned maintenance. For the three and nine months ended September 30, 2003, depreciation and amortization increased by $0.7 million and $5.7 million, respectively, when compared to the same 2002 periods, due also to the terminal acquisitions. General and administrative costs for the three and nine month periods ended September 30, 2003, increased by $0.1 million and $1.7 million, respectively, when compared to the same 2002 period, a result of the acquisitions and increases in personnel-related costs.


     Product Marketing Operations

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $   125,053     $   108,935        $   386,021     $   277,828
     Cost of products sold                               119,767         105,059            366,531         268,727
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     5,286     $     3,876        $    19,490     $     9,101
                                                     ===========     ===========        ===========     ===========
     Operating income                                $     2,219     $       803        $     9,634     $     2,937
                                                     ===========     ===========        ===========     ===========


     For the three and nine month periods ended September 30, 2003, revenues for the product marketing business increased by $16.1 million, or 15%, and $108.2 million, or 39%, respectively, when compared to the same 2002 periods. The increase in revenues for the three and nine months ended September 30, 2003, compared to the same 2002 periods, was the result of increases in sales volumes and an increase in the average sales price realized. Included in revenues for the nine month periods ended September 30, 2003 and 2002 is $162.4 million and $63.7 million, respectively, from the product marketing business acquired with Statia on February 28, 2002 ("See Liquidity and Capital Resources"). Gallons sold totaled 151 million and 140 million, respectively, for the three months ended September 30, 2003 and 2002, and 463 million and 385 million, respectively, for the nine months ended September 30, 2003 and 2002. For the three and nine month periods ended September 30, 2003, the average price realized per gallon of product sold increased to $0.83, compared to $0.78 and $0.72, respectively, for the 2002 periods. Gross margin and operating income increased by $1.4 million and $1.4 million for the three months ended September 30, 2003, respectively, and $10.4 million and $6.7 million for the nine months ended September 30, 2003, respectively, when compared to the same 2002 periods, due to the increase in volumes sold and favorable product margins. Product inventories are maintained at minimum levels to meet customers' needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.

     Interest Expense

     For the three and nine months ended September 30, 2003, interest expense increased by $3.4 million and $7.9 million, respectively, compared to the same 2002 periods, due primarily to increases in KPP fixed rate debt resulting from the 2002 KPP pipeline and terminaling acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt.


     Income Taxes

     Certain KPP operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $1.1 million and $1.4 million, for the three months ended September 30, 2003 and 2002, respectively, and $3.8 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively.

     Additionally, the Company's income tax expense for the three and nine months ended September 30, 2002 includes benefits of $0.7 million and $0.9 million, respectively, relating to favorable developments pertaining to the resolution of certain state income tax matters.

     Liquidity and Capital Resources

     Cash provided by operations, including the operations of KPP, was $115.3 million and $66.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash provided by operations for the nine months ended September 30, 2003, compared to the same 2002 period, was due to the 2002 KPP pipeline and terminal acquisitions and changes in working capital components resulting from the timing of cash receipts and disbursements.

     Capital expenditures, including routine maintenance and expansion expenditures but excluding acquisitions, were $32.1 million for the nine months ended September 30, 2003, compared to $21.9 million during the same 2002 period, and almost exclusively relate to KPP. The increase in capital expenditures for the nine months ended September 30, 2003, when compared to the same 2002 period, is the result of planned maintenance and expansion capital expenditures related to the KPP pipeline and terminaling operations acquired in 2002 and higher maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. KPP anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 to $45 million in 2003. Such future expenditures of KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year, or thereafter, or that KPP will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. Cash distributions of $.4375 per share with respect to the first and second quarters of 2003 were paid on May 15, 2003 and August 14, 2003, respectively. A cash distribution of $.475 per share with respect to the third quarter of 2003 was declared to holders of record on November 3, 2003 and will be paid on November 14, 2003.

     KPP expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional KPP bank borrowings and/or future KPP public equity or debt offerings.

     The Company has a credit agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, has a variable rate commitment fee on unused amounts and contains certain financial and operational covenants. At September 30, 2003, the Company was in compliance with all covenants. The credit facility is secured by 4.6 million KPP limited partnership units. At September 30, 2003, $16.5 million was drawn on the credit facility.

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

     In February of 2002, KPP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At September 30, 2003, KPP was in compliance with all covenants.

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

     In April of 2003, KPP entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At September 30, 2003, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At September 30, 2003, $49.2 million was outstanding under the new credit agreement.

     On May 19 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company and other partners. At September 30, 2003, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

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

The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $99.5 million (including KPP's debt) at September 30, 2003, a one percent increase in interest rates would increase annual net interest expense by approximately $1.0 million.

The product marketing business purchases refined petroleum products for resale as motor fuel, bunker fuel and sales to commercial interests. Petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Company and KPP do not engage in derivative transactions to hedge the value of the inventory, they are subject to market risk from changes in global oil markets.


Item 4. Controls and Procedures.

The Company's principal executive officer and principal financial officer, after evaluating as of September 30, 2003, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

KANEB SERVICES LLC AND SUBSIDIARIES


--------------------------------------------------------------------------------

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          3.1 Amended and Restated Limited Liability Company Agreement of Registrant, filed as Exhibit 3.1 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed August 1, 2003

          Current Report on Form 8-K, filed August 1, 2003

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KANEB SERVICES LLC
                                         (Registrant)

Date:   November 13, 2003                       //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary

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

Date:  November 13, 2003



                                              //s//
                                        ----------------------------------------
                                        John R. Barnes
                                        Chief Executive Officer

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

Date:   November 13, 2003



                                              //s//
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Chief Financial Officer

                                                                    Exhibit 32.1

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Kaneb Services LLC (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    November 13, 2003


                                            //s//
                                   ---------------------------------------------
                                   John R. Barnes
                                   Chief Executive Officer








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

                                                                    Exhibit 32.2



                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Kaneb Services LLC (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    November 13, 2003


                                           //s//
                                    --------------------------------------------
                                    Howard C. Wadsworth
                                    Vice President, Treasurer and Secretary
                                    (Chief Financial Officer)




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