Form 10-K
period 2003-12-31
KANEB SERVICES LLC
filed 2004-03-15
CIK 1137154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-16405

                               KANEB SERVICES LLC

             (Exact name of registrant as specified in its charter)



        Delaware                                                 75-2931295
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

2435 North Central Expressway
     Richardson, Texas                                         75080
----------------------------------------              --------------------------
(Address of principal executive offices)                     (zip code)

       Registrant's telephone number, including area code: (972) 699-4062

                    Securities registered pursuant to Section
                               12(b) of the Act:

   Title of each class              Name of each exchange on which registered
-------------------------         ----------------------------------------------
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

                   X    Yes         No
                ------      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                   X    Yes         No
                ------      -------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                   X    Yes         No
                ------      -------

     Aggregate market value of the voting shares held by non-affiliates of the registrant: $318,093,909. This figure is estimated as of June 30, 2003, at which date the closing price of the registrant's shares on the New York Stock Exchange was $29.19 per share and assumes that only officers and directors of the registrant were affiliates of the registrant.

     Number  of  Shares  of  the  Registrant   outstanding  at  March  5,  2004:
11,549,120.

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

East Pipeline

         Construction of the East Pipeline commenced in 1953 with a line from southern Kansas to Geneva, Nebraska. During subsequent years, the East Pipeline was extended northward to its present terminus at Jamestown, North Dakota, west to North Platte, Nebraska and east into the State of Iowa. The East Pipeline, which moves refined products from south to north, now consists of 2,090 miles of pipeline ranging in size from 6 inches to 16 inches.

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

         Much of the refined petroleum products delivered through the East Pipeline are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East Pipeline. Government agricultural policies and crop prices also affect the agricultural sector. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

         The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any impact on total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered.

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

         The West Pipeline originates near Casper, Wyoming, where it serves as a connecting point with Sinclair's Little America Refinery and the Seminoe Pipeline which transports product from Billings, Montana area refineries. At Douglas, Wyoming, a 6 inch pipeline branches off to serve KPP's Rapid City, South Dakota terminal approximately 190 miles away. The 6 inch pipeline also receives product from Wyoming Refining's pipeline at a connection located near the Wyoming/South Dakota border. From Douglas, KPP's pipeline continues southward through a delivery point at the Burlington Northern junction to terminals at Cheyenne, Wyoming, the Denver metropolitan area and Fountain, Colorado.

         The West Pipeline system parallels KPP's East Pipeline to the west. The East Pipeline's North Platte line terminates in western Nebraska, approximately 200 miles east of the West Pipeline's Cheyenne, Wyoming Terminal. The West Pipeline serves Denver and other eastern Colorado markets and supplies jet fuel to Ellsworth Air Force Base at Rapid City, South Dakota, as compared to the East Pipeline's largely agricultural service area. The West Pipeline has a relatively small number of shippers who, with few exceptions, are also shippers on the Partnership's East Pipeline system.

North Pipeline

         The North Pipeline, acquired by KPP in December 2002, runs from west to east approximately 440 miles from its origin at the Tesoro Refining and Marketing Company's Mandan, North Dakota refinery to the Minneapolis, Minnesota area. It has four product terminals, one in North Dakota and three in Minnesota, with a total tankage capacity of 1.3 million barrels. The North Pipeline crosses KPP's East Pipeline near Jamestown, North Dakota where the two pipelines are connected. The North Pipeline is presently supplied exclusively by the Mandan refinery, however, it is capable of delivering or receiving products to or from the East Pipeline.

Ammonia Pipeline

         In November 2002, KPP acquired the anhydrous ammonia pipeline (the "Ammonia Pipeline") from two Koch companies. Anhydrous ammonia is primarily used as agricultural fertilizer through direct application. Other uses are as a component of various types of dry fertilizer as well as use as a cleaning agent in power plant scrubbers. The 2,000 mile pipeline originates in the Louisiana delta area where it has access to three marine terminals on the Mississippi River. It moves north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits going east into Illinois and Indiana, and the other branch continues north into Iowa and then turning west into Nebraska. KPP acquired a storage and loading terminal near Hermann, Missouri which was leased back to Koch Nitrogen. The operations headquarters for the Ammonia Pipeline is located in Hermann, Missouri. The Ammonia Pipeline is connected to twenty-two other third party owned terminals and also has several industrial facility delivery locations. Product is primarily supplied to the pipeline from plants in Louisiana and foreign-source product delivered through the marine terminals.

Other Systems

         KPP also owns three single-use pipelines, located near Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, however the Wyoming line utilizes a coordinated startup procedure between the refinery and the railroad. For the year ended December 31, 2003, these three systems combined transported a total of 3.7 million barrels of diesel fuel, representing an aggregate of $1.5 million in revenues.

Pipelines Products and Activities

         The revenues for the East Pipeline, West Pipeline, North Pipeline, Ammonia Pipeline and Other Pipelines (collectively, the "Pipelines") are based upon volumes and distances of product shipped. The following table reflects the total volume, barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated, but does not include any information on the Ammonia Pipeline. In addition information on the North Pipeline system prior to 2003 is not included. During the year of 2003, the Ammonia Pipeline shipped 1,155,160 tons of ammonia generating $21.3 million of revenue.

                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                    2003             2002              2001             2000              1999
                               -------------     -------------    --------------    -------------    --------------
Volume (1)..................         102,928            89,780            92,116           89,192            85,356
Barrel miles (2)............          21,327            18,275            18,567           17,843            18,440
Revenues (3)................         $98,329           $78,240           $74,976          $70,685           $67,607


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

         The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                                              Year Ended December 31,
                                                              (thousands of barrels)
                               ------------------------------------------------------------------------------------
                                    2003             2002              2001             2000              1999
                               -------------     -------------    --------------    -------------    --------------
Gasoline....................          53,205            45,106            46,268           44,215            41,472
Diesel and fuel oil.........          46,072            40,450            42,354           41,087            40,435
Propane.....................           3,651             4,224             3,494            3,890             3,449
                               -------------     -------------    --------------    -------------    --------------
Total.......................         102,928            89,780            92,116           89,192            85,356
                               =============     =============    ==============    =============    ==============


         Diesel  and  fuel  oil  are  used  in  farm  machinery  and  equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation and propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered. Demand on the North Pipeline is mainly of the same agricultural nature as the East Pipeline except for the Minneapolis terminal area which is more metropolitan.

Maintenance and Monitoring

         The Pipelines have been constructed and are maintained in a manner consistent with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, protective measures are taken and routine preventive maintenance is performed on the Pipelines in order to prolong their useful lives. Such measures include cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the Pipeline's rights-of-way and possible damage to the Pipelines.

         KPP uses state-of-the-art Supervisory Control and Data Acquisition remote supervisory control software programs to continuously monitor and control the Pipelines from the Wichita, Kansas headquarters and from the Roseville, Minnesota terminal for the North Pipeline. The system monitors quantities of products injected in and delivered through the Pipelines and automatically signals the Wichita or Roseville personnel upon deviations from normal operations that requires attention.

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

         Except for the three single-use pipelines and certain ethanol facilities, all of KPP's pipeline operations constitute common carrier operations and are subject to federal tariff regulation. In May 1998, KPP was authorized by the FERC to adopt market-based rates in approximately one-half of its markets on the East and West systems. Common carrier activities are those for which transportation through KPP's Pipelines is available at published tariffs filed, in the case of interstate petroleum product shipments, with the FERC or, in the case of intrastate petroleum product shipments in Kansas, Colorado, Wyoming and North Dakota, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Ammonia Pipeline is subject to federal regulation by the Surface Transportation Board, rather than the FERC.

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

         Each shipper transporting product on a pipeline is required to supply KPP with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with KPP's specifications. Petroleum shippers are generally invoiced by KPP immediately upon the product entering one of the Petroleum Pipelines.

         The following table shows the number of tanks owned by KPP at each refined petroleum product terminal location at December 31, 2003, the storage capacity in barrels and truck capacity of each terminal location.

                Location of                     Number                 Tankage          Truck
                  Terminals                    of Tanks               Capacity       Capacity(a)
----------------------------------------       --------            -------------     -----------
              Colorado:
                    Dupont                         18                  692,000              6
                    Fountain                       13                  391,000              5
              Iowa:
                    LeMars                          9                  103,000              2
                    Milford(b)                     11                  172,000              2
                    Rock Rapids                    12                  366,000              2
              Kansas:
                    Concordia(c)                    7                   79,000              2
                    Hutchinson                      9                  161,000              2
                    Salina                         10                   98,000              3
              Minnesota
                    Moorhead                       17                  498,000              3
                    Sauk Centre                    11                  114,000              2
                    Roseville                      13                  594,000              5
              Nebraska:
                    Columbus(d)                    12                  191,000              2
                    Geneva                         39                  678,000              6
                    Norfolk                        16                  187,000              4
                    North Platte                   22                  197,000              5
                    Osceola                         8                   79,000              2
              North Dakota:
                    Jamestown(e)                   19                  315,000              4
              South Dakota:
                    Aberdeen                       12                  181,000              2
                    Mitchell                        8                   72,000              2
                    Rapid City                     13                  256,000              3
                    Sioux Falls                     9                  381,000              2
                    Wolsey                         21                  149,000              4
                    Yankton                        25                  246,000              4
              Wyoming:
                    Cheyenne                       15                  345,000              2
                                               ------              -----------
              Totals                              349                6,545,000
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


         The East Pipeline also has intermediate storage facilities consisting of 13 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 584,393 and 534,000 barrels, respectively. During 2003, approximately 56.7%, 91.7% and 85.5% of the deliveries of the East, the West and the North Pipelines, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

         Storage of product at terminals pending delivery is considered by KPP to be an integral part of the petroleum product delivery service of the pipelines. Shippers generally store refined petroleum products for less than one week. Ancillary services, including injection of shipper-furnished and generic additives, are available at each terminal.

         KPP owns 1,500 tons of ammonia storage at the terminal near Hermann, Missouri. One half of the capacity is leased to Koch Nitrogen to support their leased terminal obligations.


Demand for and Sources of Refined Petroleum Products

         KPP's pipeline business depends in large part on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.

         Much of the refined petroleum products delivered through the East Pipeline and the western three terminals on the North Pipeline is ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East and North Pipeline. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

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

         KPP's refined petroleum products pipelines are also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky Mountain sources. The North Pipeline is heavily dependent on the Tesoro Mandan refinery which primarily operates on North Dakota crude oil although it has the ability to access other crude oils. If operations at any one refinery were discontinued, KPP believes (assuming unchanged demand for refined petroleum products in markets served by the refined petroleum products pipelines) that the effects thereof would be short-term in nature, and KPP's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

         The majority of the refined petroleum product transported through the East Pipeline in 2003 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by the National Cooperative Refining Association ("NCRA"), Frontier Refining and Conoco/Phillips, Inc. respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 30.1% of the total amount of product shipped over the East Pipeline in 2003. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

         The majority of the refined petroleum products transported through the West Pipeline is produced at the Frontier Refinery located at Cheyenne, Wyoming, the Valero Energy Corporation and Suncor Refineries located at Denver, Colorado, and Sinclair's Little America Refinery located at Casper, Wyoming, all of which are connected directly to the West Pipeline. The West Pipeline also has access to three Billings, Montana, area refineries through a connecting pipeline.

Demand for and Sources of Anhydrous Ammonia

         KPP's Ammonia Pipeline business depends on the level of demand for direct application of anhydrous ammonia as a fertilizer for crop production ("Direct Application" or "DA"), the weather (DA is not effective if the ground is too wet or too dry) and the price of natural gas (the primary component of anhydrous ammonia).

         The Ammonia Pipeline is the largest of three anhydrous ammonia pipelines in the United States and the only one that has the capability of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation's corn belt. This ability to receive either domestic or foreign anhydrous ammonia is a competitive advantage over the next largest ammonia system which originates in Oklahoma and extends into Iowa.

         Corn producers have several fertilizer alternatives such as liquid, dry or Direct Application. Liquid and dry fertilizers are both upgrades of anhydrous ammonia and therefore are generally more costly but are less sensitive to weather conditions during application. DA is the cheapest method of fertilizer application but cannot be applied if the ground is too wet or extremely dry.

Principal Customers

         KPP had a total of approximately 55 shippers in 2003. The principal shippers include four integrated oil companies, four refining companies, three large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers were $86.6 million, $61.5 million and $51.5 million, which accounted for 72%, 74% and 69% of total KPP revenues shipped for each of the years 2003, 2002 and 2001, respectively.

Competition and Business Considerations

         The East and North Pipelines' major competitor is an independent, regulated common carrier pipeline system owned by Magellan Midstream Partners, L.P. ("Magellan"), formerly the Williams Companies, Inc., that operates approximately 100 miles east of and parallel to the East Pipeline and in close proximity to the North Pipeline. The Magellan system is a substantially more extensive system than the East and North Pipelines. Competition with Magellan is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Twenty-one of the East Pipeline's and all four of the North Pipeline's delivery terminals are located within 2 to 145 miles of, and in direct competition with Magellan's terminals.

         The West Pipeline competes with the truck-loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Terminal Company and Conoco/Phillips. Valero L.P. terminals in Denver and Colorado Springs, connected to a Valero L.P. pipeline from their Texas Panhandle Refinery, are major competitors to the West Pipeline's Denver and Fountain Terminals, respectively.

         Because pipelines are generally the lowest cost method for intermediate and long-haul movement of refined petroleum products, KPP's more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where KPP delivers products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. KPP believes high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to KPP's Pipelines will be built in the near future, provided KPP's Pipelines have available capacity to satisfy demand and its tariffs remain at reasonable levels.

         The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from the loading terminals of KPP is conducted principally by trucking operations of unrelated third parties. Trucks may competitively deliver products in some of the areas served by KPP's Pipelines. However, trucking costs render that mode of transportation not competitive for longer hauls or larger volumes. KPP does not believe that trucks are, or will be, effective competition to its long-haul volumes over the long term.

         Competitors of the Ammonia Pipeline include another anhydrous ammonia pipeline which originates in Oklahoma and terminates in Iowa. The competitor pipeline has the same DA demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Barges and railroads represent other forms of direct competition to the pipeline under certain market conditions.


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

         For the year ended December 31, 2003, KPP's terminaling business accounted for approximately 41% of KPP's revenues. As of December 31, 2003, ST operated 37 facilities in 20 states, with a total storage capacity of approximately 33.9 million barrels. ST also owns and operates six terminals located in the United Kingdom, having a total capacity of approximately 5.5 million barrels. In September 2002, ST acquired eight terminals in Australia and New Zealand with a total capacity of approximately 1.2 million barrels for approximately $47 million in cash. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. At the end of 2003, Statia's tank capacity was 18.8 million barrels, including an 11.3 million barrel storage and transshipment facility located on the Netherlands Antilles island of St. Eustatius, and a 7.5 million barrel storage and transshipment facility located at Point Tupper, Nova Scotia, Canada.

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

Description of Largest Terminal Facilities

         St. Eustatius, Netherlands Antilles

         Statia owns and operates an 11.3 million barrel petroleum terminaling facility located on the Netherlands Antilles island of St. Eustatius, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and can accommodate the world's largest tankers for loading and discharging crude oil. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station, and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal's customers' vessels. The St. Eustatius facility has a total of 51 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability as well as in-tank mixers. In addition to the storage and blending services at St. Eustatius, the facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 BPD of feedstock, ranging from condensates to heavy crude oil. Statia owns and operates all of the berthing facilities at its St. Eustatius terminal and charges vessels a fee for their use. Vessel owners or charterers may incur separate fees for associated services such as pilotage, tug assistance, line handling, launch service, emergency response services, and other ship services.

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

         Martinez, California

         The Martinez Terminal, also acquired in January 2001 as a part of the Shore acquisition, is located in the refinery area of San Francisco Bay. It has approximately 3.1 million barrels of tankage and handles refined petroleum products as well as crude oil. The terminal is connected to a pipeline and to area refineries by pipelines and can also receive and deliver products by vessel or barge. It also has a truck rack for product delivery.

         KPP's facilities have been designed with engineered structural measures to minimize the possibility of the occurrence and the level of damage in the event of a spill or fire. All loading areas, tanks, pipes and pumping areas are "contained" to collect any spillage and insure that only properly treated water is discharged from the site.

         Other Terminal Sites

         In addition to the four major domestic facilities described above, ST Services has 31 other terminal facilities located throughout the United States, six facilities in the United Kingdom, four facilities in Australia and four in New Zealand. These other facilities primarily store petroleum products for a variety of customers, with the exception of the facilities in Texas City, Texas, which handles specialty chemicals; Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals and caustic solutions, as well as petroleum products; Vancouver, Washington, which handles chemicals and fertilizer; Eastham, United Kingdom which handles chemicals and animal fats; and Runcorn, United Kingdom, which handles molten sulphur, and the Australian and New Zealand terminals which handle chemicals and animal fats and oil. Overall, these facilities provide ST Services with locations which are diverse geographically, in products handled and in customers served.

         The following table outlines KPP's terminal locations, capacities, tanks and primary products handled:

                                    Tankage         No. of               Primary Products
          Facility                  Capacity         Tanks                     Handled
------------------------------   -------------   -------------   ------------------------------
Major U. S. Terminals:
Piney Point, MD                    5,403,000            28       Petroleum
Linden, NJ(a)                      3,884,000            22       Petroleum
Crockett, CA                       3,048,000            24       Petroleum, Ethanol
Martinez, CA                       3,106,000            19       Petroleum
Jacksonville, FL                   2,069,000            30       Petroleum
Texas City, TX                     2,161,000           136       Chemicals, Petrochemicals,
                                                                    Petroleum

Other U. S. Terminals:
Montgomery, AL(b)                    162,000             7       Petroleum, Jet Fuel
Moundville, AL                       310,000             6       Jet Fuel
Tucson, AZ(a)                        174,000             7       Petroleum
Los Angeles, CA                      597,000            20       Petroleum
Richmond, CA                         617,000            25       Petroleum, Ethanol
Stockton, CA                         706,000            32       Petroleum, Ethanol, Fertilizer
Bremen, GA                           182,000             9       Petroleum, Jet Fuel
Brunswick, GA                        302,000             3       Fertilizer, Pulp Liquor
Columbus, GA                         175,000            24       Petroleum, Chemicals
Macon, GA(b)                         307,000            10       Petroleum, Jet Fuel
Savannah, GA                         903,000            28       Petroleum, Chemicals
Blue Island, IL                      752,000            19       Petroleum, Ethanol
Chillicothe, IL(a)                   270,000             6       Petroleum
Peru, IL                             221,000             8       Petroleum, Fertilizer
Indianapolis, IN                     410,000            18       Petroleum
Westwego, LA                         849,000            53       Molasses, Fertilizer, Caustic,
                                                                    Chemicals
Andrews AFB Pipeline, MD(b)           72,000             3       Jet Fuel
Baltimore, MD                        832,000            50       Chemicals, Asphalt, Jet Fuel
Salisbury, MD                        177,000            14       Petroleum
Winona, MN                           267,000             8       Fertilizer
Reno, NV                             107,000             7       Petroleum
Paulsboro, NJ                      1,580,000            18       Petroleum
Alamogordo, NM(b)                    120,000             5       Jet Fuel
Drumright, OK                        315,000             4       Petroleum
Portland, OR                       1,119,000            31       Petroleum
Philadelphia, PA                     894,000            11       Petroleum
Dumfries, VA                         554,000            16       Petroleum, Asphalt
Virginia Beach, VA(b)                 40,000             2       Jet Fuel
Tacoma, WA                           377,000            15       Petroleum
Vancouver, WA                        543,000            55       Chemicals, Fertilizer, Petroleum
Milwaukee, WI                        308,000             7       Petroleum


                                    Tankage         No. of               Primary Products
          Facility                  Capacity         Tanks                     Handled
------------------------------   -------------   -------------   ------------------------------
Foreign Terminals:
St. Eustatius, Netherlands
Antilles.                         11,350,000            60       Petroleum, crude oil
Point Tupper, Canada               7,514,000            40       Petroleum, crude oil
Sydney, Australia                    330,000            65       Chemicals, fats and oils
Melbourne, Australia                 468,000           118       Specialty chemicals
Geelong, Australia                   145,000            14       Specialty chemicals, petroleum
Adelaide, Australia                   90,000            24       Chemicals, tallow, petroleum
Auckland, New Zealand (a)             74,000            44       Fats, oils and chemicals
New Plymouth, New Zealand             35,000            10       Fats, oils and chemicals
Mt. Maunganui, New Zealand            83,000            24       Fats, oils and chemicals
Wellington, New Zealand               50,000            13       Fats, oils and chemicals
Grays, England                     1,945,000            53       Petroleum
Eastham, England                   2,185,000           162       Chemicals, Petroleum, Animal Fats
Runcorn, England                     146,000             4       Molten sulphur
Glasgow, Scotland                    344,000            16       Petroleum
Leith, Scotland                      459,000            34       Petroleum, Chemicals
Belfast, Northern Ireland            407,000            41       Petroleum
                                 ---------------  --------------
                                  59,538,000         1,502
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

         The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and four of the eleven locations have been utilized solely by the U.S. Government. Of the eleven locations, six include pipelines which deliver jet fuel directly to nearby military bases.


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

         Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost effective transportation modes both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as "deep-water terminals" and terminals without such facilities are referred to as "inland terminals"; although some inland facilities located on or near navigable rivers are served by barges.

         Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator's ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

         A few companies offering liquid terminaling facilities have significantly more capacity than KPP. However, much of KPP's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes KPP enjoys an advantage over competitors. As a result, many of KPP's terminals compete against other large petroleum products terminals, rather than specialty liquids facilities. Such specialty or "niche" tankage is less abundant in the U.S. and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.

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


PRODUCT MARKETING SERVICES

         In March 1998, the Company entered the product marketing business through an acquisition by Martin, one of the Company's wholly owned subsidiaries. For over 40 years, this operation and its predecessors have engaged in the business of acquiring quantities of motor fuels and reselling them at wholesale in smaller lots at truck racks located in terminal storage facilities along pipelines primarily located throughout Colorado, Illinois, Indiana, Ohio, Wisconsin and Wyoming. This business does not own any retail outlets, pipelines or terminals. KPP's product sales, as discussed in "Liquids Terminaling Business", delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial customers at those locations. In the bunkering business, KPP competes with ports offering bunker fuels along the route of the vessel. Vessel owners or charterers are charged berthing and other fees for associated services such as pilotage, tug assistance, line handling, launch service and emergency response services. For the year ended December 31, 2003, the product marketing segment's revenues, gross margin and operating income were $511.2 million, $24.9 million and $12.2 million, respectively.


CAPITAL EXPENDITURES

         Capital expenditures by KPP relating to its pipelines, including routine maintenance and expansion expenditures, but excluding acquisitions, were $9.6 million, $9.5 million and $4.3 million for 2003, 2002 and 2001, respectively. During these periods, adequate capacity existed on the Pipelines to accommodate volume growth, and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, by KPP relating to its terminaling operations were $34.6 million, $21.0 million and $12.9 million for 2003, 2002 and 2001, respectively.

         Capital expenditures of KPP during 2004, including routine maintenance and expansion expenditures, but excluding acquisitions, are expected to be approximately $28 million to $32 million. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand KPP's operations. Such future expenditures, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that KPP will have the ability to finance such expenditures through borrowings or choose to do so.


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

         The Ammonia Pipeline rates are regulated by the Surface Transportation Board (the "STB"). The STB was established in 1996 when the Interstate Commerce Commission was terminated by the ICC Termination Act of 1995. The STB is headed by Board Members appointed by the President and confirmed by the Senate and is authorized to have three members. The STB jurisdiction generally includes railroad rate and service issues, rail restructuring transactions and labor matters related thereto; certain trucking company, moving van, and non-contiguous ocean shipping company rate matters; and certain pipeline matters not regulated by the FERC. In the performance of its functions, the STB is charged with promoting, where appropriate, substantive and procedural regulatory reform in the economic regulation of surface transportation, and with providing an efficient and effective forum for the resolution of disputes. The STB seeks to facilitate commerce by providing an effective forum for efficient dispute resolution and facilitation of appropriate market-based business transactions.

         KPP issued a STB tariff that became effective April 1, 2003. The tariff filing combined the STB interstate tariff and the Louisiana intrastate tariff into one document and standardized the tariff regulation between the two regulatory bodies. The tariff filing modified the capacity allocation procedures and established a minimum tariff rate of $5.00 per ton. The tariff filing implemented a 7% tariff increase across all tariff rates. Another modification was the removal of the "Industrial User" classification which effectively increases the tariff rates actually paid for transportation to certain shippers by more than 7%. Dyno Nobel, an industrial user in Missouri, has filed a protest against the tariff filing. Dyno's protest centered on basically two issues. First, it questioned KPP's ability to file a tariff without first obtaining approval from the STB. Second, it questioned the amount of effective increase on its particular situation on a cost justification basis. CF Industries also filed a protest questioning KPP's ability to file a tariff without first obtaining approval from the STB. KPP believes it has regulatory precedent in making the tariff filing and can cost justify the tariff rate change. Initial data requests have been submitted and answered, and summary judgment has been requested on the issue of KPP's ability to file a tariff change. The cost justification portion of the Dyno protest will go forward after the resolution of the tariff filing issue.

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

         The intrastate operations of the Ammonia Pipeline in Louisiana are subject to regulation by the Louisiana Public Service Commission. Shippers under the Louisiana intrastate tariff have similar rights as those mentioned in the paragraph above.


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

         On November 3, 2000, the DOT issued new regulations intended by the DOT to assess the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could adversely affect highly populated areas, areas unusually sensitive to environmental impact and commercially navigable waterways. Under the regulations, an operator is required, among other things, to conduct baseline integrity assessment tests (such as internal inspections) within seven years, conduct future integrity tests at typically five-year intervals and develop and follow a written risk-based integrity management program covering the designated high consequence areas. KPP does not believe that the increased costs of compliance with these regulations will materially affect KPP's results of operations.

         KPP is subject to the requirements of the United States Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be collected regarding hazardous materials used or produced in operations and that this information be provided to employees, state and local authorities and citizens. KPP believes that it is in general compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to benzene.

         The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require KPP to organize information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. In general, KPP expects to increase its expenditures during the next decade to comply with more stringent industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time, although they are not expected to have a material adverse impact on KPP.


EMPLOYEES

         At December 31, 2003, the Company, and its subsidiaries and affiliates employed approximately 1,078 persons. Approximately 152 persons at seven terminal locations in the United States and Canada were subject to representation by labor unions and collective bargaining or similar contracts at that date. The Company considers relations with its employees to be good.


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

         The Company also makes available free of charge on or through the Company's Internet site (http://www.kaneb.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the reports and other information is electronically filed with, or furnished to, the SEC.


Item 2.     Properties

         The properties owned or utilized by the Company and its subsidiaries are generally described in Item 1 of this Report. Additional information concerning the obligations of the Company and KPP for lease and rental commitments is presented under the caption "Commitments and Contingencies" in
Note 9 to the Company's consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this Item 2.

         The properties used in the operations of KPP's Pipelines are owned by KPP, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2009. Statia's facilities are owned through subsidiaries and the majority of ST's facilities are owned, while the remainder, including some of its terminal facilities located in port areas and its operational headquarters, located in Dallas, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms.


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

         By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the Texas state court judgment, which in the DOJ's view, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. KPP believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on several occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation. KPP does not believe this matter will have a materially adverse effect on its financial condition, although there can be no assurances as to the ultimate outcome.

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

         On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among things, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of and response to the oil spill. Pursuant to an agreement between ST Services and PEPCO, ST Services' suit was dismissed, subject to refiling. ST Services has moved to dismiss PEPCO's suit. ST Services is vigorously defending against PEPCO's claims and is pursuing its own counterclaims for return of monies ST Services has advanced to PEPCO for settlements and cleanup costs. KPP believes that any costs or damages resulting from these lawsuits will be covered by insurance and therefore will not materially adversely affect KPP's financial condition. The amounts claimed by PEPCO, if recovered, would trigger an excess insurance policy which has a $600,000 retention, but KPP does not believe that such retention, if incurred, would materially adversely affect KPP's financial condition.

       The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.


Item 4.    Submission of Matters to a Vote of Security Holders

         The Company did not hold a meeting of shareholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 2003.


                                     PART II

Item 5.    Market for the Registrant's Shares and Related Shareholder Matters

         The Company's shares ("Shares") were listed and began trading on the New York Stock Exchange (the "NYSE") effective June 29, 2001, under the symbol "KSL." At March 5, 2004, there were approximately 4,000 shareholders of record for the Company. Set forth below are prices on the NYSE and cash distributions for the periods indicated for such Shares.

                                                       Share Prices                     Per Share Cash
         Year                                        High           Low                  Distributions
        ------                                    -----------------------              -----------------
         2002:
                   First quarter                    $22.35        $18.10                    $.4125
                   Second quarter                    23.98         19.80                     .4125
                   Third quarter                     21.25         16.21                     .4125
                   Fourth quarter                    21.39         17.51                     .4125
         2003:
                   First quarter                     21.11         18.35                     .4375
                   Second quarter                    29.35         20.90                     .4375
                   Third quarter                     29.70         24.99                     .475
                   Fourth quarter                    32.31         26.81                     .475

         2004:
                   First quarter                     33.78         30.77                         (a)
                      (through March 5, 2004)

(a) The cash distribution with respect to the first quarter of 2004 has not yet been declared.

         Under the terms of its financing agreements, the Company is prohibited from declaring or paying any distribution if a default exists thereunder.

Item 6.  Summary Historical Financial and Operating Data

         The following table sets forth, for the periods and at the dates indicated, certain selected historical consolidated financial data for Kaneb Services LLC and its subsidiaries (the "Company"). The data in the table (in thousands, except per share amounts) should be read in conjunction with the Company's audited financial statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 Year Ended December 31,
                                        --------------------------------------------------------------------------
                                             2003         2002 (a)       2001 (a)          2000           1999
                                        ------------   ------------    ------------   ------------   -------------
Income Statement Data:
Revenues:
   Services...........................  $    354,591   $    288,669    $    207,796   $    156,232   $     158,028
   Products...........................       511,200        381,159         327,542        381,186         212,298
                                        ------------   ------------    ------------   ------------   -------------
                                        $    865,791   $    669,828    $    535,338   $    537,418   $     370,326
                                        ============   ============    ============   ============   =============

Operating income......................  $    128,504   $    106,359    $     79,791   $     61,174   $      64,911
                                        ============   ============    ============   ============   =============

Income before gain on issuance of
   units by KPP, income taxes and
   cumulative effect of change in
   accounting principle...............  $     27,385   $     24,931    $     16,051   $     15,467   $      17,999

Income tax benefit (expense) (b)......        (4,887)        (2,585)          2,413         (2,824)          9,494
Gain on issuance of units by KPP (c)..        10,898         24,882           9,859            -            16,764
                                        ------------   ------------    ------------   ------------   -------------

Income before cumulative effect
   of change in accounting principle..        33,396         47,228          28,323         12,643          44,257

Cumulative effect of change in
   accounting principle - adoption of
   new accounting standard for asset
   retirement obligations.............          (313)           -               -              -              -
                                        ------------   ------------    ------------   ------------   -------------

Net income............................  $     33,083   $     47,228    $     28,323   $     12,643   $      44,257
                                        ============   ============    ============   ============   =============

Per Share Data:
Earnings per share:
   Basic:
     Before cumulative effect of
       change in accounting principle.  $       2.89   $       4.13    $       2.57   $       1.19   $        4.22
     Cumulative effect of change in
       accounting principle...........          (.03)           -               -              -              -
                                        ------------   ------------    ------------   ------------   -------------
                                        $       2.86   $       4.13    $       2.57   $       1.19   $        4.22
                                        ============   ============    ============   ============   =============
   Diluted:
     Before cumulative effect of
       change in accounting principle.  $       2.84   $       4.02    $       2.46   $       1.15   $        4.06
     Cumulative effect of change in
       accounting principle...........          (.03)           -               -              -              -
                                        ------------   ------------    ------------   ------------   -------------
                                        $       2.81   $       4.02    $       2.46   $       1.15   $        4.06
                                        ============   ============    ============   ============   =============
Cash distributions declared
   per share (d)......................  $      1.825   $       1.65    $      0.725   $       -      $       -
                                        ============   ============    ============   ============   =============

Weighted average diluted shares
   outstanding........................        11,792         11,755          11,509         11,029          10,897
                                        ============   ============    ============   ============   =============




                                                                 Year Ended December 31,
                                        --------------------------------------------------------------------------
                                             2003         2002 (a)       2001 (a)          2000           1999
                                        ------------   ------------    ------------   ------------   -------------
Balance Sheet Data (at year end):
Property and equipment, net...........  $  1,113,020   $  1,092,276    $    481,396   $    321,448   $     316,956
Total assets..........................     1,291,567      1,244,101         571,767        429,852         427,608
Long-term debt........................       636,308        718,162         277,302        184,052         167,028
Shareholders' equity..................        77,721         63,654          33,932         71,369          86,833

(a)  See Note 3 to Consolidated Financial Statements regarding KPP acquisitions.
(b) See Note 4 to Consolidated Financial Statements regarding 2001 benefit for change in tax status. Additionally, in 2000 and 1999, the Company recognized expected benefits from prior years tax losses (change in valuation allowance) of $4.6 million and $23.3 million, respectively.
(c) See Note 2 to Consolidated Financial Statements regarding the 2003 and 2002 gains on issuance of units by KPP and Note 3 regarding 2001 gain on issuance of units by KPP.
(d) The Company makes quarterly distributions of 100% of available cash, as defined in the limited liability company agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the summary historical financial and operating data included elsewhere in this report.


GENERAL

         On November 27, 2000, the Board of Directors of Kaneb Services, Inc. authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC (the "Company"). On June 29, 2001, the Distribution was completed, with each stockholder of Kaneb Services, Inc. receiving one common share of the Company for each three shares of Kaneb
Services, Inc.'s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million shares of the Company. On August 7, 2001, the stockholders of Kaneb Services, Inc. approved an amendment to its certificate of incorporation to change its name to Xanser Corporation ("Xanser").

         In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of the Company, formed Kaneb Pipe Line Partners, L.P. ("KPP") to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interests and an 18% (at December 31, 2003) limited partner interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of KPP and a 1% interest as general partner of KPOP.

         KPP's petroleum pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming, and Minnesota. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments, with the Federal Energy Regulatory Commission (the "FERC"), or in the case of intrastate shipments with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The petroleum pipelines primarily transport gasoline, diesel oil, fuel oil and propane. Substantially all of the petroleum pipeline operations constitute common carrier operations that are subject to federal or state tariff regulations. KPP also owns an approximately 2,000-mile anhydrous ammonia pipeline system acquired from Koch Pipeline Company, L.P. in November of 2002 (see "Liquidity and Capital Resources"). The fertilizer pipeline originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. KPP's petroleum pipeline business depends on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refineries and marketers having access to the pipelines to supply such demand by deliveries through the pipelines. KPP's pipeline revenues are based on volumes shipped and the distance over which such volumes are transported.

         KPP's terminaling business is conducted through Support Terminal Services ("ST Services") and Statia Terminals International N.V. ("Statia"). ST Services is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. In the United States, ST Services operates 37 facilities in 20 states. ST Services also owns and operates six terminals located in the United Kingdom and eight terminals in Australia and New Zealand. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. Statia, acquired on February 28, 2002 ("see "Liquidity and Capital Resources"), owns a terminal on the Island of St. Eustatius, Netherlands Antilles and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

         KPL  owns  a  petroleum  product  marketing   business  which  provides
wholesale motor fuel marketing services in the Great Lakes and Rocky Mountain regions. KPP's product sales business delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial customers at those locations. In the bunkering business, KPP competes with ports offering bunker fuels along the route of the vessel. Vessel owners or charterers are charged berthing and other fees for associated services such as pilotage, tug assistance, line handling, launch service and emergency response services.


OVERVIEW

         In 2003, The Company integrated the major acquisitions completed in 2002 and focused on the performance of those operations, as well as its core business, to generate increased cash flow. The Company's success in this effort enabled it to increase cash distributions twice in 2003. On an annualized basis, the Company raised its distributions $0.10 in May 2003 and another $0.15 in November 2003. The Company had a very strong year as revenues increased 29%, operating income increased 21% and net income before gain on issuance of units by KPP, income taxes and cumulative effect of change in accounting principle, increased 10%. Reflecting the Company's two major assets - the 5.1 million KPP units it owns and the general partner incentive, the Company's distributions from KPP increased 17% .

         In 2003, KPP completed the financing for the $600 million of acquisitions it made in 2002, which were financed half with equity and half with debt. In March 2003, KPP sold approximately three million units - the largest and most successful equity offering in its history. KPP completed the placement of its permanent financing in May 2003, and over 85% of that debt is at favorable fixed rates, thereby limiting its exposure to rising interest rates. KPP also completed a new revolving credit facility of $400 million, with the ability to increase it to $450 million.

         The Company has a very strong consolidated balance sheet and KPP has the financial capacity for further expansion. KPP has integrated and assimilated the substantial acquisitions it made in 2002 and has seen the contribution of those operations to its results in 2003. The Company, through KPP, now actively seeks opportunities for strategic and substantial growth.


CONSOLIDATED RESULTS OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2003          2002          2001
                                                                           -----------   -----------    -----------
                                                                           (in thousands, except per share amounts)

Consolidated revenues..................................................    $   865,791   $   669,828    $   535,338
                                                                           ===========   ===========    ===========
Consolidated operating income..........................................    $   128,504   $   106,359    $    79,791
                                                                           ===========   ===========    ===========
Consolidated  income  before gain on issuance of units by KPP, income taxes and cumulative effect of change in accounting
   principle...........................................................    $    27,385   $    24,931    $    16,051
                                                                           ===========   ===========    ===========
Consolidated net income................................................    $    33,083   $    47,228    $    28,323
                                                                           ===========   ===========    ===========
Earnings per share:
   Basic:
     Before cumulative effect of change in accounting principle........    $      2.89   $      4.13    $     2.57
     Cumulative effect of change in accounting principle...............           (.03)         -             -
                                                                           -----------   -----------    -----------
                                                                           $      2.86   $      4.13    $     2.57
                                                                           ===========   ===========    ==========
   Diluted:
     Before cumulative effect of change in accounting principle........    $      2.84   $      4.02    $     2.46
     Cumulative effect of change in accounting principle...............           (.03)         -             -
                                                                           -----------   -----------    -----------
                                                                           $      2.81   $      4.02    $     2.46
                                                                           ===========   ===========    ==========
   Cash distributions declared per share...............................    $     1.825   $      1.65    $     0.725
                                                                           ===========   ===========    ===========
   Consolidated capital expenditures...................................    $    44,747   $    31,101    $    17,309
                                                                           ===========   ===========    ===========

         For the year ended December 31, 2003, consolidated revenues increased by $196.0 million, or 29%, when compared to the year ended December 31, 2002, due to a $36.9 million increase in revenues in the pipeline business, a $29.0 million increase in revenues in the teminaling business and a $130.0 million increase in revenues from the product marketing business. Consolidated operating income for the year ended December 31, 2003 increased by $22.1 million, or 21%, when compared to 2002, due to a $13.2 million increase in pipeline operating income, a $1.5 million increase in terminaling operating income and a $7.5 million increase in product marketing operating income. See "Liquidity and Capital Resources" regarding KPP's 2002 acquisitions. Consolidated 2003 income before gain on issuance of units by KPP, income taxes, and cumulative effect of change in accounting principle, increased by $2.5 million, or 10%, when compared to 2002. Consolidated net income for the year ended December 31, 2003 includes a $10.9 million gain on issuance of units by KPP (see "Liquidity and Capital
Resources")   and  $0.3   million  of  expense,   net  of  interest  of  outside
non-controlling partners in KPP's net income, for the cumulative effect of change in accounting principle - adoption of new accounting standard for asset retirement obligations.

         For the year ended December 31, 2002, consolidated revenues increased by $134.5 million, or 25%, when compared to the year ended December 31, 2001, due to a $73.2 million increase in revenues in the teminaling business, a $53.6 million increase in revenues from the product marketing business and a $7.7 million increase in revenues in the pipeline business. Consolidated operating income for the year ended December 31, 2002 increased by $26.6 million, or 33%, when compared to 2001, due primarily to a $19.7 million increase in terminaling operating income, a $5.3 million increase in product marketing operating income and a $1.9 million increase in pipeline operating income. See "Liquidity and Capital Resources" regarding 2002 acquisitions. Consolidated 2002 income, before gain on issuance of units by KPP and income taxes, increased by $8.9 million, or 55%, when compared to 2001. Consolidated net income for the year ended December 31, 2002 includes $24.9 million of gains on issuance of units by KPP (see "Liquidity and Capital Resources").


PIPELINE OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2003                 2002                2001
                                                          -----------        -----------          -----------
                                                                             (in thousands)

Revenues.............................................     $   119,633        $    82,698          $    74,976
Operating costs......................................          46,379             33,744               28,844
Depreciation and amortization........................          14,117              6,408                5,478
General and administrative...........................           7,277              3,923                3,881
                                                          -----------        -----------          -----------
Operating income.....................................     $    51,860        $    38,623          $    36,773
                                                          ===========        ===========          ===========


         KPP's pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or STB, the pipelines compete on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. For the year ended December 31, 2003, revenues increased by $36.9 million, or 45%, compared to 2002, due entirely to the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). For the year ended December 31, 2002, revenues increased by $7.7 million, or 10%, compared to 2001, due to higher per barrel rates realized on volumes shipped on existing pipelines and as a result of the 2002 pipeline acquisitions. Approximately $4.5 million of the 2002 revenue increase was a result of the pipeline acquisitions. Barrel miles on petroleum pipelines totaled
21.3 billion (including 4.7 billion for the petroleum pipeline acquired in December 2002), 18.3 billion and 18.6 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

         Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $12.6 million in 2003 and $4.9 million in 2002. The increase in 2003 was due to the 2002 pipeline acquisitions and increases in planned maintenance. The increase in 2002 was due to the pipeline acquisitions and increases in expenditures for routine repairs and maintenance. For the years ended December 31, 2003 and 2002, depreciation and amortization increased by $7.7 million and $0.9 million, respectively, when compared to the respective prior year, due to the pipeline acquisitions. General and administrative costs which includes managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs increased by $3.4 million in 2003, when compared to 2002, due primarily to the pipeline acquisitions and increases in personnel-related costs.


TERMINALING OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2003                 2002                2001
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   234,958        $   205,971          $   132,820
Operating costs......................................         114,030             94,480               61,788
Depreciation and amortization........................          38,089             32,368               17,706
Gain on sale of assets...............................           -                   (609)                -
General and administrative...........................          16,307             14,692                8,008
                                                          -----------        -----------          -----------
Operating income.....................................     $    66,532        $    65,040          $    45,318
                                                          ===========        ===========          ===========

         For the year ended December 31, 2003, KPP's terminaling revenues increased by $29.0 million, or 14%, when compared to 2002, due to the 2002 terminal acquisitions (see "Liquidity and Capital Resources") and overall increases in the average price realized per barrel of tankage utilized. For the year ended December 31, 2002, revenues increased by $73.2 million, or 55%, compared to 2001, due to the terminal acquisitions and overall increases in utilizations at existing locations. Approximately $25 million of the 2003 revenue increase and $63 million of the 2002 revenue increase was a result of the terminal acquisitions. Average annual tankage utilized for the years ended December 31, 2003, 2002 and 2001 aggregated 46.7 million barrels, 46.5 million barrels and 30.1 million barrels, respectively. Average revenues per barrel of tankage utilized for the years ended December 31, 2003, 2002 and 2001 was $5.02, $4.43 and $4.41, respectively. The increase in 2003 average revenues per barrel of tankage utilized was the result of changes in product mix resulting from the 2002 terminals acquisitions and foreign currency exchange differences. The increase in 2002 average revenues per barrel of tankage utilized was due to more favorable domestic market conditions, when compared to 2001.

         In 2003, operating costs increased by $19.6 million, when compared to 2002, due to the 2002 terminal acquisitions, repair costs associated with hurricane Isabel and increases in planned maintenance. In 2002, operating costs increased by $32.7 million, when compared to 2001, due to the 2002 terminal acquisitions and increases in volumes stored at existing locations. For the years ended December 31, 2003 and 2002, depreciation and amortization increased by $5.7 million and $14.7 million, respectively, due to the terminal acquisitions. In 2002, KPP sold land and other terminaling business assets for net proceeds of approximately $1.1 million, recognizing a gain on disposition of assets of $0.6 million. General and administrative expense increased by $1.6 million in 2003 and by $6.7 million in 2002, due to the terminal acquisitions and increases in personnel-related costs.


PRODUCT MARKETING SERVICES

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2003          2002          2001
                                                                           -----------   -----------    -----------
                                                                                         (in thousands)

Revenues...............................................................    $   511,200   $   381,159    $   327,542
Cost of products sold..................................................        486,310       367,870        326,230
                                                                           -----------   -----------    -----------
Gross margin...........................................................    $    24,890   $    13,289    $     1,312
                                                                           ===========   ===========    ===========
Operating income (loss)................................................    $    12,233   $     4,692    $      (611)
                                                                           ===========   ===========    ===========

         For the year ended December 31, 2003, revenues increased by $130.0 million, or 34%, compared to 2002, due to an increase in both sales volumes and the average sales price realized. Total volumes sold and average sales price per gallon for the year ended December 31, 2003 aggregated 612 million gallons and $0.84, respectively, compared to 517 million gallons and $0.74 for the year ended December 31, 2002, respectively. The volume increase was due to the product sales operations acquired with Statia on February 28, 2002 (see "Liquidity and Capital Resources"). The price increase was due to increases in overall average market prices, partially offset by changes in product mix resulting from the Statia acquisition. For the year ended December 31, 2003, gross margin and operating income increased by $11.6 million and $7.5 million, respectively, due to the increase in both the volumes sold and favorable product margins.

         For the year ended December 31, 2002, revenues increased by $53.6 million, or 16%, compared to 2001, due to an increase in sales volumes, partially offset by a decrease in the average price per gallon received. Total volumes sold and average sales price per gallon for the year ended December 31, 2002 aggregated 517 million gallons and $0.74, respectively, compared to 364 million gallons and $0.90 for the year ended December 31, 2001, respectively. The volume increase is due entirely to the product sales operations acquired with Statia. The price decrease was due to decreases in overall average market prices and changes in product mix resulting from the Statia acquisition. For the year ended December 31, 2002, gross margin and operating income increased by $12.0 million and $5.3 million, respectively, due to the increase in both the volumes sold and favorable product margins.

         Product inventories are maintained at minimum levels to meet customers' needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.


INTEREST AND OTHER INCOME

         In September of 2002, KPP entered into a treasury lock contract, maturing on November 4, 2002, for the purpose of locking in the US Treasury interest rate component on $150 million of anticipated thirty-year public debt offerings. The treasury lock contract originally qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133. In October of 2002, KPP, due to various market factors, elected to defer issuance of the public debt securities, effectively eliminating the cash flow hedging designation for the treasury lock contract. On October 29, 2002, the contract was settled resulting in a net realized gain of $3.0 million, before interest of outside non-controlling partners in KPP's net income, which was recognized as a component of interest and other income.

         In March of 2001, KPP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million, which is included in interest and other income, before income taxes and interest of outside non-controlling partners in KPP's net income, in 2001.


INTEREST EXPENSE

         For the year ended December 31, 2003, consolidated interest expense increased by $10.4 million, when compared to 2002, due to increases in fixed rate debt resulting from KPP's 2002 pipeline and terminal acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt.

         For the year ended December 31, 2002, consolidated interest expense increased by $13.8 million, when compared to 2001, due to overall increases in debt levels resulting from KPP's 2002 acquisitions (see "Liquidity and Capital Resources"), partially offset by declines in interest rates on variable rate debt.


INCOME TAXES

         KPP's partnership operations are not subject to federal or state income taxes. However, certain KPP operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $5.2 million, $4.1 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 and 2002 increases in income taxes, compared to the respective prior year, were primarily due to foreign taxes on terminaling operations acquired in 2002 (see "Liquidity and Capital Resources").

         The Company's income tax expense reported in the consolidated financial statements prior to the Distribution represents the tax expense of the Company and its subsidiaries as if they had filed on a separate return basis. As a result of the Distribution, the Company no longer participates with Xanser in filing a consolidated federal income tax return. Effective with the Distribution, the Company became a pass-through entity with its income, for federal and state purposes, taxed at the shareholder level instead of the Company paying such taxes. As a result of the change in tax status of the Company, all deferred income tax assets and liabilities relating to temporary differences (a net $8.6 million deferred tax liability) were eliminated, resulting in a credit to income tax expense in 2002.

         Income tax expense for the year ended December 31, 2002 includes a benefit of $1.3 million relating to favorable developments pertaining to the resolution of certain state income tax matters.

         On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement requires a subsidiary of the Partnership, which was acquired with Statia on February 28, 2002, to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities, including the operations of KPP, was $144.9 million, $89.0 million and $103.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003, compared to 2002, was due to increases in pipeline, terminaling and product marketing revenues and operating income, primarily a result of the 2002 acquisitions, and changes in working capital components resulting from the timing of receipts and disbursements. The 2002 decrease in cash provided by operating activities, when compared to 2001, was due to the payment of personnel-related costs assumed with the Statia acquisition, initial working capital requirements of the pipeline businesses acquired in 2002 and changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by overall increases in revenues and operating income.

         Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, were $44.7 million, $31.1 million and $17.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, and almost exclusively relate to KPP. The increase in 2003 and 2002 capital expenditures, when compared to the respective prior year, is the result of planned maintenance and expansion capital expenditures related to the KPP pipeline and terminaling operations acquired in 2002 and higher maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages are included under KPP's insurance coverages (subject to deductibles and limits). KPP anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $28 million to $32 million in 2004. Such future expenditures by KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that KPP will have the ability to finance such expenditures through borrowings, or choose to do so.

         The Company makes quarterly distributions of 100% of available cash, as defined in the limited liability agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned product marketing operations is being used to reduce working capital borrowings. Distributions of $1.825 per share were declared and paid to shareholders with respect to 2003. Distributions of $1.65 per share were declared and paid to shareholders with respect to 2002. Distributions of $.3625 per share were declared and paid with respect to each of third and fourth quarters of 2001.

         KPP expects to fund its future cash distributions and routine maintenance capital expenditures (excluding acquisitions) with existing cash and anticipated cash flows from operations. Expansionary capital expenditures of KPP are expected to be funded through additional KPP bank borrowings and/or future KPP public equity or debt offerings.

         The Company has an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by 4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At December 31, 2003, $16.5 million was drawn on the credit facility.

         The Company's product marketing subsidiary has a credit agreement with a bank that, as amended, provides for a $15 million revolving credit facility through April of 2007. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. At December 31, 2003, the subsidiary was in compliance with all covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the Company's wholly-owned products marking business and by 250,000 KPP limited partnership units held by the product marketing subsidiary. At December 31, 2003, $2.1 million was drawn on the facility.

         In January of 2001, KPP used proceeds from its revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, KPP incurred a $6.5 million prepayment penalty which, before interest of outside non-controlling partners in KPP's net income and income taxes, was recognized as loss on debt extinguishment in 2001.

         In January of 2001, KPP acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was initially supplied by KPP's revolving credit facility. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in 2001.

         In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce borrowings under KPP's revolving credit agreement. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized an $8.6 million gain in 2002.

         In February of 2002, KPP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes, which are without recourse to the Company, are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At December 31, 2003, KPP was in compliance with all covenants.

         On February 28, 2002, KPP acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was initially funded by KPP's revolving credit agreement and proceeds from KPP's February 2002 public debt offering. In April of 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility. Under the provisions of the 11.75% notes, KPP incurred a $3.0 million prepayment penalty, of which $2.0 million, before interest of outside non-controlling partners in KPP's net income, was recognized in the Consolidated Financial Statements as loss on debt extinguishment in 2002.

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

         On November 1, 2002, KPP acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was initially financed with KPP bank debt.

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

         On December 24, 2002, KPP acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash, subject to normal post-closing adjustments. The acquisition was initially funded with KPP bank debt.

         In March of 2003, KPP issued 3,122,500 limited partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce bank borrowings. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $10.9 million. Accordingly, the Company recognized a $10.9 million gain in 2003.

         In April of 2003, KPP entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company and other partners. At December 31, 2003, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At December 31, 2003, $54.2 million was outstanding under the new credit agreement.

         On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the 2003 revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At December 31, 2003, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract, net of interest of outside non-controlling partners in KPP's accumulated other comprehensive income, has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

         Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser whereby the Company is obligated to pay Xanser amounts equal to certain expenses and tax liabilities incurred by Xanser in connection with the Distribution. In January of 2002, the Company paid Xanser $10 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that, in the sole judgement of Xanser, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses prior to the distribution date. In the event of an examination of Xanser by federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.


         The following is a schedule by period of the Company's, including KPP's, debt repayment obligations and material contractual commitments as of December 31, 2003:

                                                        Less than                                     After
                                           Total         1 year        1 -3 years    4 -5 years      5 years
                                         ----------    ----------      ----------    ----------    ----------
                                                                    (in thousands)
Debt:
    Revolving credit facility.........  $    16,500   $       -        $     -       $   16,500    $      -
    Revolving credit facility of
      subsidiary......................        2,112           -              -            2,112           -
    KPP revolving credit facility.....       54,169           -           54,169            -             -
    KPP 7.75% senior unsecured
      notes...........................      250,000           -              -              -         250,000
    KPP 5.875% senior unsecured
      notes...........................      250,000           -              -              -         250,000
    Other KPP bank debt...............       63,527           -           63,527            -             -
                                        -----------   -----------      ---------     ----------    ----------
       Debt subtotal..................      636,308           -          117,696         18,612       500,000
                                        -----------   -----------      ---------     ----------    ----------
Contractual commitments:
    Operating leases..................       10,809         4,398          3,719          2,350           342
                                        -----------   -----------      ---------     ----------    ----------
       Contractual commitments
          subtotal....................       10,809         4,398          3,719          2,350           342
                                        -----------   -----------      ---------     ----------    ----------
       Total..........................  $   647,117   $     4,398      $ 121,415     $   20,962    $  500,342
                                        ===========   ===========      =========     ==========    ==========


         See also "Item 1 - Environmental Matters" and "Item 3 - Legal Proceedings".


OFF-BALANCE SHEET TRANSACTIONS

         The Company was not a party of any off-balance sheet transactions at December 31, 2003, or for any of the years ended December 31, 2003, 2002 and 2001.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

         Critical accounting policies are those that are most important to the portrayal to the Company's financial position and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies pertain to impairment of property and equipment and environmental costs.

         The carrying value of KPP's property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized by KPP under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of KPP for the years ended December 31, 2003 or 2002. However, future evaluations of carrying value are dependent on many factors, several of which are out of KPP's control, including demand for refined petroleum products and terminaling services in KPP's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of KPP.

         KPP environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded by KPP when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or KPP's commitment to a formal plan of action. The application of KPP's environmental accounting policies did not have a material impact on the results of operations of KPP for the years ended December 31, 2003, 2002 or 2001. Although KPP believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of KPP could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of KPP.


RECENT ACCOUNTING PRONOUNCEMENT

         In December 2003, the FASB issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R has not and is not expected to have a material impact on the consolidated financial statements of the Company.


Item 7(a).  Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's and KPP's debt and investment portfolios, fluctuations of petroleum product prices on inventories held for resale, and fluctuations in foreign currency.

         The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $136.3 million (including KPP's debt) at December 31, 2003, a one percent increase in interest rates would increase annual net interest expense by approximately $1.4 million, before interest of outside non-controlling partners in KPP's net income. Information regarding KPP's interest rate hedging transactions was included in "Item 7 -Interest and Other Income" and "Item 7 - Liquidity and Capital Resources".

         The product marketing business periodically purchases refined petroleum products for resale as motor fuel, bunker fuel and sales to commercial interests. Petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Company does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets.

         A significant portion of the terminaling business is exposed to fluctuations in foreign currency exchange rates. (See "Item 7 - Terminaling Operations".)


Item 8.    Financial Statements and Supplementary Data

         The financial statements and supplementary data of the Company begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9(a). Controls and Procedures

         Kaneb Services LLC's principal executive officer and principal financial officer, after evaluating as of December 31, 2003, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

         During the fourth quarter of 2003, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.


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

                                     PART IV


Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) (1)Financial Statements                                                                        Beginning
                                                                                                          Page
                                                                                                       ----------
         Set forth below is a list of  financial  statements  appearing  in this report.

         Kaneb Services LLC Financial Statements:
           Independent Auditors' Report..............................................................     F - 1
           Consolidated Statements of Income - Three Years Ended December 31, 2003...................     F - 2
           Consolidated Balance Sheets - December 31, 2003 and 2002..................................     F - 3
           Consolidated Statements of Cash Flows - Three Years Ended December 31, 2003...............     F - 4
           Consolidated Statements of Shareholders' Equity - Three Years
              Ended December 31, 2003................................................................     F - 5
           Notes to Consolidated Financial Statements................................................     F - 6

    (a) (2)Financial Statement Schedules

         Set forth below are the financial statement schedules appearing in this report.

         Schedule I - Kaneb Services LLC (Parent Company) Condensed Financial Statements:
           Statements of Income - Years ended December 31, 2003 and 2002 and period from
              June 30, 2001 to December 31, 2001.....................................................     F - 24
           Balance Sheets - December 31, 2003 and 2002...............................................     F - 25
           Statements of Cash Flows - Years ended December 31, 2003 and 2002 and period from
              June 30, 2001 to December 31, 2001.....................................................     F - 26

         Schedule II - Kaneb Services LLC Valuation and Qualifying Accounts - Years Ended
           December 31, 2003, 2002 and 2001..........................................................     F - 27

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

    (a) (3)List of Exhibits

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

         4.02* Amended and Restated Kaneb Services LLC 2001 Incentive Plan, filed as Exhibit 10.1 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2003, which exhibit is hereby incorporated by reference.

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

         10.04* Employee Benefits Agreement by and between the Registrant and Kaneb Services, Inc., filed as Exhibit 10.04 to the exhibits to Registrant's Form 10/A, dated May 24, 2001, which exhibit is hereby incorporated by reference.

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

         10.08 Formation and Purchase Agreement, by and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998, filed as
                  Exhibit 10.9 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

         10.09 Agreement, by and among, GATX Terminals Limited, ST Services Ltd., ST Eastham, Ltd., GATX Terminals Corporation, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Partners, L.P., dated January 26, 1999, filed as Exhibit 10.10 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

         10.10 Credit Agreement, by and among, Kaneb Pipe Line Operating Partnership, L.P., ST Services, Ltd. and SunTrust Bank, Atlanta, dated January 27, 1999, filed as Exhibit 10.11 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

         10.11 Revolving Credit Agreement, dated as of December 28, 2000 by and among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., the Lenders party thereto, and SunTrust Bank, as Administrative Agent, filed as Exhibit 10.11 to Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 2000, which exhibit is hereby incorporated by reference.

         10.12 Securities Purchase Agreement by and among Shore Terminals LLC, Kaneb Pipe Line Partners, L.P. and the Sellers Named Therein, dated as of September 22, 2000, Amendment No. 1 To Securities Purchase Agreement, dated as of November 28, 2000 and Registration Rights Agreement, dated as of January 3, 2001, filed as Exhibits 10.1, 10.2 and 10.3 of the exhibits to Kaneb Pipe Line Partners, L.P.'s Current Report on Form 8-K dated January 3, 2001, which exhibits are hereby incorporated by reference.

         10.13* Kaneb Services LLC 401(k) Savings Plan, filed as Exhibit 10.16 to the exhibits to Registrant's Form 10/A, dated May 24, 2001, which exhibit is hereby incorporated by reference.

         10.14 Credit Agreement by and between the Registrant and Kaneb Services, Inc., filed as Exhibit 10.5 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference. This credit commitment was permanently terminated effective December 10, 2001.

         10.15 Loan Agreement by and between the Registrant, Kaneb Pipe Line Company LLC and the Bank of Scotland, filed as Exhibit 10.6 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

         21       List of Subsidiaries, filed herewith.

         23       Consent of KPMG LLP, filed herewith.

         31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2004.

         31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2004.

         32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2004.

         32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2004.


         *        Denotes management contracts.

   (b)      Reports on Form 8-K

            Current Report on Form 8-K filed with the SEC on October 30, 2003.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors of Kaneb Services LLC


We have audited the accompanying consolidated financial statements of Kaneb Services LLC and its subsidiaries (the "Company") as listed in the index appearing in Item 15(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 1, the Company adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" in 2003.


                                    KPMG LLP
Dallas, Texas
February 20, 2004

                               KANEB SERVICES LLC
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2003              2002              2001
                                                                 ---------------   --------------    --------------

Revenues:
   Services...................................................   $   354,591,000   $  288,669,000    $  207,796,000
   Products...................................................       511,200,000      381,159,000       327,542,000
                                                                 ---------------   --------------    --------------
      Total revenues..........................................       865,791,000      669,828,000       535,338,000
                                                                 ---------------   --------------    --------------

Costs and expenses:
   Cost of products sold......................................       486,310,000      367,870,000       326,230,000
   Operating costs............................................       169,380,000      132,269,000        91,704,000
   Depreciation and amortization..............................        53,195,000       39,471,000        23,261,000
   Gain on sale of assets.....................................             -             (609,000)            -
   General and administrative.................................        28,402,000       24,468,000        14,352,000
                                                                 ---------------   --------------    --------------

      Total costs and expenses................................       737,287,000      563,469,000       455,547,000
                                                                 ---------------   --------------    --------------

Operating income..............................................       128,504,000      106,359,000        79,791,000

Interest and other income.....................................           365,000        3,664,000         4,132,000
Interest expense..............................................       (39,576,000)     (29,171,000)      (15,381,000)
Loss on debt extinguishment...................................             -           (3,282,000)       (6,540,000)
                                                                 ---------------   --------------    --------------

Income before  gain on  issuance  of units by KPP,  income
   taxes,  interest  of outside non-controlling partners in
   KPP's net income and cumulative effect of change in
   accounting principle.......................................        89,293,000       77,570,000        62,002,000

Gain on issuance of units by KPP..............................        10,898,000       24,882,000         9,859,000
Income tax benefit (expense)..................................        (4,887,000)      (2,585,000)        2,413,000
Interest of outside non-controlling partners in KPP's
   net income.................................................       (61,908,000)     (52,639,000)      (45,951,000)
                                                                 ---------------   --------------    --------------
Income before cumulative effect of change in accounting
   principle..................................................        33,396,000       47,228,000        28,323,000

Cumulative effect of change in accounting principle - adoption
   of new accounting standard for asset retirement obligations          (313,000)           -                 -
                                                                 ---------------   --------------    --------------
Net income....................................................   $    33,083,000   $   47,228,000    $   28,323,000
                                                                 ===============   ==============    ==============

Earnings per share:
   Basic:
      Before cumulative effect of change in accounting principle $          2.89   $         4.13    $         2.57
      Cumulative effect of change in accounting principle.....              (.03)            -                -
                                                                 ---------------   --------------    --------------
                                                                 $          2.86   $         4.13    $         2.57
                                                                 ===============  ==============    ==============
   Diluted:
      Before cumulative effect of change in accounting principle $          2.84   $         4.02    $         2.46
      Cumulative effect of change in accounting principle.....              (.03)             -                 -
                                                                 ---------------   --------------    --------------
                                                                 $          2.81   $         4.02    $         2.46
                                                                 ===============   ==============    ==============

                 See notes to consolidated financial statements.
                                     F - 2

                               KANEB SERVICES LLC
                           CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,
                                                                                  ---------------------------------
                                                                                       2003               2002
                                                                                  ---------------    --------------

                                     ASSETS

Current assets:
   Cash and cash equivalents....................................................  $    43,457,000  $     24,477,000
   Accounts receivable (net of allowance for doubtful accounts of
      $3,777,000 in 2003 and $3,724,000 in 2002)................................       60,684,000        61,835,000
   Inventories..................................................................       18,637,000        12,863,000
   Prepaid expenses and other...................................................        9,650,000        10,658,000
                                                                                  ---------------  ----------------
      Total current assets......................................................      132,428,000       109,833,000
                                                                                  ---------------  ----------------

Property and equipment..........................................................    1,360,523,000     1,288,960,000
Less accumulated depreciation...................................................      247,503,000       196,684,000
                                                                                  ---------------  ----------------
      Net property and equipment................................................    1,113,020,000     1,092,276,000
                                                                                  ---------------  ----------------

Investment in affiliates........................................................       25,456,000        25,604,000

Excess of cost over fair value of net assets of acquired businesses
   and other assets.............................................................       20,663,000        16,388,000
                                                                                  ---------------  ----------------
                                                                                  $ 1,291,567,000  $  1,244,101,000
                                                                                  ===============  ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................  $    36,916,000  $     32,629,000
   Accrued expenses.............................................................       39,307,000        38,076,000
   Accrued interest payable.....................................................        9,303,000         7,997,000
   Accrued distributions payable to shareholders................................        5,567,000         4,734,000
   Accrued distributions payable to outside non-controlling
      partners in KPP's net income..............................................       19,507,000        15,878,000
   Deferred terminaling fees....................................................        7,061,000         6,246,000
                                                                                  ---------------  ----------------
      Total current liabilities.................................................      117,661,000       105,560,000
                                                                                  ---------------  ----------------

Long-term debt..................................................................      636,308,000       718,162,000

Other liabilities and deferred taxes............................................       52,242,000        40,094,000

Interest of outside non-controlling partners in KPP.............................      407,635,000       316,631,000

Commitments and contingencies

Shareholders' equity:
   Shareholders' investment.....................................................       75,291,000        63,350,000
   Accumulated other comprehensive income.......................................        2,430,000           304,000
                                                                                  ---------------  ----------------
      Total shareholders' equity................................................       77,721,000        63,654,000
                                                                                  ---------------  ----------------
                                                                                  $ 1,291,567,000  $  1,244,101,000
                                                                                  ===============  ================


                 See notes to consolidated financial statements
                                      F - 3

                               KANEB SERVICES LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2003              2002              2001
                                                                 ---------------   --------------    --------------

Operating activities:
   Net income.................................................   $    33,083,000   $   47,228,000    $   28,323,000
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization...........................        53,195,000       39,471,000        23,261,000
      Equity in earnings of affiliates, net of distributions..           148,000       (3,164,000)           (5,000)
      Interest of outside non-controlling partners in KPP's
        net income............................................        61,908,000       52,639,000        45,951,000
      Gain on issuance of units by KPP........................       (10,898,000)     (24,882,000)       (9,859,000)
      Gain on sale of assets .................................             -             (609,000)            -
      Deferred income taxes...................................         1,683,000        3,105,000        (2,414,000)
      Cumulative effect of change in accounting principle.....           313,000             -                -
      Other...................................................         1,468,000         (559,000)       (5,728,000)
      Changes in working capital components:
        Accounts receivable...................................         1,151,000      (16,403,000)        7,617,000
        Inventories, prepaid expenses and other...............        (4,766,000)      (7,643,000)        8,770,000
        Accounts payable and accrued expenses.................         7,639,000         (165,000)        7,620,000
                                                                 ---------------   --------------    --------------
        Net cash provided by operating activities.............       144,924,000       89,018,000       103,536,000
                                                                 ---------------   --------------    --------------
Investing activities:
   Acquisitions, net of cash acquired.........................        (1,644,000)    (468,477,000)     (111,562,000)
   Capital expenditures.......................................       (44,747,000)     (31,101,000)      (17,309,000)
   Proceeds from sale of assets...............................             -            1,107,000         2,807,000
   Other......................................................        (1,388,000)         361,000        (2,157,000)
                                                                 ---------------   --------------    --------------
        Net cash used in investing activities.................       (47,779,000)    (498,110,000)     (128,221,000)
                                                                 ---------------   --------------    --------------
Financing activities:
   Issuance of debt...........................................       291,377,000      756,087,000       269,625,000
   Payments of debt...........................................      (388,051,000)    (427,493,000)     (176,375,000)
   Distributions to shareholders..............................       (20,473,000)     (18,351,000)       (4,137,000)
   Distributions to outside non-controlling
      partners in KPP.........................................       (73,004,000)     (52,827,000)      (44,040,000)
   Changes in long-term payables and other liabilities........             -          (10,026,000)      (19,132,000)
   Net proceeds from issuance of units by KPP.................       109,056,000      175,527,000             -
   Issuance of common shares upon exercise of stock options...           164,000          648,000         2,354,000
                                                                 ---------------   --------------    --------------
        Net cash provided by (used in) financing activities...       (80,931,000)     423,565,000        28,295,000
                                                                 ---------------   --------------    --------------
Effect of exchange rate changes on cash.......................         2,766,000             -                -
                                                                 ---------------   --------------    --------------
Increase in cash and cash equivalents.........................        18,980,000       14,473,000         3,610,000
Cash and cash equivalents at beginning of period..............        24,477,000       10,004,000         6,394,000
                                                                 ---------------   --------------    --------------
Cash and cash equivalents at end of period....................   $    43,457,000   $   24,477,000    $   10,004,000
                                                                 ===============   ==============    ==============
Supplemental cash flow information:
   Cash paid for interest.....................................   $    35,712,000   $   27,070,000    $   15,044,000
                                                                 ===============   ==============    ==============
   Non-cash investing and financing activities-
      Issuance of units in connection with
        acquisition of terminals by KPP.......................   $         -       $         -       $   56,488,000
                                                                 ===============   ==============    ==============

                 See notes to consolidated financial statements
                                      F - 4

                               KANEB SERVICES LLC
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                    Accumulated
                                                                       Other
                                                 Shareholders'     Comprehensive                      Comprehensive
                                                  Investment          Income            Total            Income
                                                 -------------    --------------    -------------    --------------

Balance at January 1, 2001..................     $  71,774,000    $     (405,000)   $  71,369,000

     Net income for the year................        28,323,000             -           28,323,000    $   28,323,000
     Capital contributions..................           328,000             -              328,000             -
     Dividends..............................       (61,310,000)            -          (61,310,000)            -
     Distributions declared.................        (8,268,000)            -           (8,268,000)            -
     Issuance of common shares and other....         3,581,000             -            3,581,000             -
     Foreign currency translation adjustment              -              (91,000)         (91,000)          (91,000)
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   28,232,000
                                                                                                     ==============

Balance at December 31, 2001................        34,428,000          (496,000)      33,932,000

     Net income for the year................        47,228,000             -           47,228,000    $   47,228,000
     Distributions declared.................       (18,954,000)            -          (18,954,000)            -
     Issuance of common shares and other....           648,000             -              648,000             -
     Foreign currency translation adjustment              -              800,000          800,000           800,000
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   48,028,000
                                                                                                     ==============

Balance at December 31, 2002................        63,350,000           304,000       63,654,000

     Net income for the year................        33,083,000             -           33,083,000    $   33,083,000
     Distributions declared.................       (21,306,000)            -          (21,306,000)            -
     Issuance of common shares and other....           164,000             -              164,000             -
     Foreign currency translation adjustment              -            2,457,000        2,457,000         2,457,000
     Interest rate hedging transaction......              -             (331,000)        (331,000)         (331,000)
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   35,209,000
                                                                                                     ==============

Balance at December 31, 2003................     $  75,291,000    $    2,430,000    $  77,721,000
                                                 =============    ==============    =============


                 See notes to consolidated financial statements
                                     F - 5

                               KANEB SERVICES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Distribution by Kaneb Services, Inc.

       On November 27, 2000, the Board of Directors of Kaneb Services, Inc. authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC (the "Company"). On June 29, 2001, the Distribution was completed, with each stockholder of Kaneb Services, Inc. receiving one common share of the Company for each three shares of Kaneb
Services, Inc.'s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million shares of the Company. On August 7, 2001, the stockholders of Kaneb Services, Inc. approved an amendment to its certificate of incorporation to change its name to Xanser Corporation ("Xanser").

       In September 1989, Kaneb Pipe Line Company LLC ("KPL"), a wholly owned subsidiary of the Company, formed Kaneb Pipe Line Partners, L.P. ("KPP") to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interests and a 18% (at December 31, 2003) limited partnership interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of KPP and a 1% interest as general partner of KPOP.

       Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser whereby the Company is obligated to pay Xanser amounts equal to certain expenses and tax liabilities incurred by Xanser in connection with the Distribution. In January of 2002, the Company paid Xanser $10 million in tax liabilities due in connection with the Distribution Agreement. The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that, in the sole judgement of Xanser, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses prior to the distribution date. In the event of an examination of Xanser by federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.

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

       Inventories

       Inventories consist primarily of petroleum products purchased for resale in the product marketing business and are valued at the lower of cost or market. Cost is determined by using the weighted-average cost method.

       Property and Equipment

       Property and equipment are carried at historical cost. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed. Depreciation of property and equipment is provided on a straight-line basis at rates based upon expected useful lives of various classes of assets, as discussed in Note 5. The rates used for pipeline and certain storage facilities, which are subject to regulation, are the same as those which have been promulgated by the Federal Energy Regulatory Commission. Upon disposal of assets depreciated on an individual basis, the gains and losses are included in current operating income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost, less salvage, is charged against accumulated depreciation.

       Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company. Under SFAS No. 144, the carrying value of the Company's property and equipment is periodically evaluated using undiscounted future cash flows as the basis for determining if impairment exists. To the extent impairment is indicated to exist, an impairment loss will be recognized by the Company based on fair value.

       Revenue and Income Recognition

       The pipeline business provides pipeline transportation of refined petroleum products, liquified petroleum gases, and anhydrous ammonia fertilizer. Pipeline revenues are recognized as services are provided. KPP's terminaling services business provides terminaling and other ancillary services. Storage fees are generally billed one month in advance and are reported as deferred income. Terminaling revenues are recognized in the month services are provided. Revenues for the product marketing business are recognized when product is sold and title and risk pass to the customer.

       Sales of Securities by Subsidiaries

       The Company recognizes gains and losses in the consolidated statements of income resulting from subsidiary sales of additional equity interest, including KPP limited partnership units, to unrelated parties.

       Foreign Currency Translation

       The Company translates the balance sheet of KPP's foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in Shareholder's Equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income. The local currency is considered to be the functional currency, except in the Netherland Antilles and Canada, where the U.S. dollar is the functional currency.

       Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

       Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. At December 31, 2003, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on valuations and analysis performed by the Company at initial adoption date and at December 31, 2003, the Company determined that the implied fair value of its goodwill exceeded carrying value and, therefore, no impairment charge was necessary. Goodwill amortization included in the results of operations of the Company for the year ended December 31, 2001 was not material.

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

       Asset Retirement Obligations

       Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Company recorded an asset retirement obligation of approximately $5.5 million and recognized a cumulative effect of change in accounting principle of $0.3 million, after interest of outside non-controlling partners in KPP's net income, for its legal obligations to dismantle, dispose of, and restore certain leased KPP pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. The Company did not record a retirement obligation for certain of KPP's pipeline and terminaling assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation. At December 31, 2003, the Company had no assets which were legally restricted for purposes of settling asset retirement obligations. The effect of SFAS No. 143, assuming adoption on January 1, 2001, was not material to the results of operations of the Company for the years ended December 31, 2003, 2002 and 2001. In 2003, accretion expense of $0.4 million was included in operating costs.

       Comprehensive Income

       The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires additional disclosure and does not affect the Company's financial position or results of operations.

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

       Cash Distributions

       The Company makes quarterly distributions of 100% of available cash, as defined in the limited liability company agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned product marketing operations is being used to reduce working capital borrowings. Distributions of $1.825 per share were declared and paid to shareholders with respect to 2003. Distributions of $1.65 per share were declared and paid to shareholders with respect to 2002. Distributions of $0.3625 per share were declared and paid with respect to each of the third and fourth quarters of 2001.

       Earnings Per Share

       Earnings per share has been calculated using basic and diluted weighted average shares outstanding for each of the periods presented. For periods prior to the Distribution, the basic weighted average shares were calculated by adjusting Xanser's historical basic weighted average shares outstanding for the applicable period to reflect the number of Company shares that would have been outstanding at the time assuming the distribution of one Company common share for each three shares of Xanser common stock. The diluted weighted average shares for such periods reflect an estimate of the potential dilutive effect of common stock equivalents, based on Xanser's dilutive effect of common stock equivalents. For the years ended December 31, 2003, 2002 and 2001, basic weighted average shares outstanding were 11,554,000, 11,448,000 and 11,014,000 and diluted weighted average shares outstanding were 11,792,000, 11,755,000 and 11,509,000, respectively.

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

         On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013 (see Note 6). In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract, net of interest of outside non-controlling partners in KPP's accumulated other comprehensive income, has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt. For the year ended December 31, 2003, $0.1 million of amortization is included in interest expense.

       In September of 2002, KPP entered into a treasury lock contract, maturing on November 4, 2002, for the purpose of locking in the US Treasury interest rate component on $150 million of anticipated thirty-year public debt offerings. The treasury lock contract originally qualified as a cash flow hedging instrument under SFAS No. 133. In October of 2002, KPP, due to various market factors, elected to defer issuance of the public debt securities, effectively eliminating the cash flow hedging designation for the treasury lock contract. On October 29, 2002, the contract was settled resulting in a net realized gain of $3.0 million, before interest of outside non-controlling partners in KPP's net income, which was recognized as a component of interest and other income.

       In March of 2001, KPP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts were included as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million, which is included in other income, before income taxes and interest of outside non-controlling partners in KPP's net income, in 2001.

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

       In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the fair value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility ranging from 2.40% to 3.40%, based on weekly average variances of KPP's units prior to the Distribution and the Company's common shares after the Distribution for the ten year period preceding issuance, a risk-free rate of return ranging from 4.78% to 5.39%, based on the 30-year U.S. treasury bill rate for the ten-year expected life of the options, and an annual dividend yield ranging from 8.36% to 8.40%.

       The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2003              2002              2001
                                                                 ---------------   --------------    --------------
      Reported net income.....................................   $    33,083,000   $   47,228,000    $   28,323,000

      Share-based employee compensation expense determined
        under the fair value based method.....................           (85,000)         (49,000)          (39,000)
                                                                 ---------------   --------------    --------------
      Pro forma net income....................................   $    32,998,000   $   47,179,000    $   28,284,000
                                                                 ===============   ==============    ==============

      Earning per share:
        Basic - as reported...................................   $          2.86   $         4.13    $         2.57
                                                                 ===============   ==============    ==============
        Basic - pro forma.....................................   $          2.86   $         4.03    $         2.51
                                                                 ===============   ==============    ==============

        Diluted - as reported.................................   $          2.81   $         4.02    $         2.46
                                                                 ===============   ==============    ==============
        Diluted - pro forma...................................   $          2.80   $         3.92    $         2.41
                                                                 ===============   ==============    ==============

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

         In December 2003, the FASB issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R has not and is not expected to have a material impact on the consolidated financial statements of the Company.

       The Company has adopted the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. The adoption of SFAS No. 149, which was effective for derivative contracts and hedging relationships entered into or modified after June 30, 2003, had no impact on the Company's consolidated financial statements.

       On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires certain financial instruments, which were previously accounted for as equity, to be classified as liabilities. The adoption of SFAS No. 150 had no effect on the consolidated financial statements of the Company.


2.     PUBLIC OFFERING OF UNITS BY KPP

       In March of 2003, KPP issued 3,122,500 limited partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce bank borrowings (See Note 6). As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $10.9 million. Accordingly, the Company recognized a $10.9 million gain in 2003.

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

       In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce borrowings under KPP's revolving credit agreement (see Note 6). As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.6 million. Accordingly, the Company recognized an $8.6 million gain in 2002.


3.     ACQUISITIONS

       On December 24, 2002, KPP acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash, subject to normal post-closing adjustments. The acquisition was initially funded with KPP bank debt (see Note 6). The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. Based on the evaluations performed, no amounts were assigned to goodwill or to other intangible assets in the purchase price allocation.

       On November 1, 2002, KPP acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was initially funded with KPP bank debt (see Note 6). The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. Based on the evaluations performed, no amounts were assigned to goodwill or to other intangible assets in the purchase price allocation.

       On September 18, 2002, KPP acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Company since the date of acquisition. Based on the evaluations performed, no amounts were assigned to goodwill or to other intangible assets in the purchase price allocation.

       On February 28, 2002, KPP acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was initially funded by KPP's revolving credit agreement and proceeds from KPP's February 2002 public debt offering (see Note 6). In April of 2002, KPP redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by KPP's revolving credit facility (see Note
6). Under the provisions of the 11.75% notes, the Company incurred a $3.0 million prepayment penalty, of which $2.0 million, before interest of outside non-controlling partners in KPP's net income, was recognized as loss on debt extinguishment in 2002.

       The results of operations and cash flows of Statia are included in the consolidated financial statements of the Company since the date of acquisition. Based on the valuations performed, no amounts were assigned to goodwill or to other tangible assets. A summary of the allocation of the Statia purchase price, net of cash acquired, is as follows:

       Current assets...................................        $    10,898,000
       Property and equipment...........................            320,008,000
       Other assets.....................................                 53,000
       Current liabilities..............................            (39,052,000)
       Long-term debt...................................           (107,746,000)
       Other liabilities................................             (5,957,000)
                                                                ---------------
           Purchase price...............................        $   178,204,000
                                                                 ===============

       Assuming the Statia acquisition occurred on January 1, 2001, unaudited pro forma revenues, net income, basic earnings per share and diluted earnings per share would have been $694.5 million, $47.0 million, $4.10 and $4.00, respectively, for the year ended December 31, 2002, and $737.5 million, $28.1 million, $2.55 and $2.44, respectively, for the year ended December 31, 2001.

       On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was initially supplied under KPP's revolving credit facility (see Note 6). The acquisition has been accounted for, beginning in January 2001, using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in 2001.


4.     INCOME TAXES

       Certain KPP terminaling operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income before tax expense for these subsidiaries was $18.9 million, $6.3 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The income tax expense for KPP's taxable subsidiaries for the years ended December 31, 2003, 2002 and 2001 was $5.2 million, $4.1 million and $0.3 million, respectively. KPP has recorded a net deferred tax liability of $20.6 million and $17.8 million at December 2003 and 2002, respectively, which is associated with these subsidiaries.

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

       On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement requires a subsidiary of the Partnership, which was acquired with Statia on February 28, 2002 (see Note 3), to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.


5.     PROPERTY AND EQUIPMENT

       The cost of property and equipment is summarized as follows:


                                                        Estimated                       December 31,
                                                         useful        --------------------------------------------
                                                      life (years)           2003                        2002
                                                     ----------------  -----------------         ------------------

       Land......................................          --          $      75,912,000         $       72,152,000
       Buildings.................................        25 - 35              36,244,000                 27,574,000
       Pipeline and terminaling equipment........        15 - 40           1,115,458,000              1,067,794,000
       Marine equipment..........................        15 - 30              87,204,000                 84,641,000
       Furniture and fixtures....................        5 - 15               11,577,000                  8,075,000
       Transportation equipment..................         3 - 6                7,360,000                  5,414,000
       Construction and work-in-progress.........          --                 26,768,000                 23,310,000
                                                                       -----------------         ------------------
       Total property and equipment..............                          1,360,523,000              1,288,960,000
       Less accumulated depreciation.............                            247,503,000                196,684,000
                                                                       -----------------         ------------------
       Net property and equipment................                      $   1,113,020,000         $    1,092,276,000
                                                                       =================         ==================


6.     LONG-TERM DEBT

       Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                    2003                  2002
                                                                              ---------------       ---------------
       Revolving credit facility, due in July of 2008....................     $    16,500,000       $    19,125,000
       Revolving credit facility of subsidiary, due in April of 2007..              2,112,000             4,707,000
       KPP $400 million revolving credit facility, due in April of 2006..          54,169,000                 -
       KPP $250 million 5.875% senior unsecured notes, due in June
          of 2013........................................................         250,000,000                 -
       KPP $250 million 7.75% senior unsecured notes, due in February
          of 2012........................................................         250,000,000           250,000,000
       KPP $275 million revolving credit facility, repaid in April of 2003              -               243,000,000
       KPP bank bridge facility, repaid in April of 2003.................               -               175,000,000
       KPP term loans, due in April of 2006..............................          29,243,000            26,330,000
       KPP Australian bank facility, due in April of 2006................          34,284,000                 -
                                                                              ---------------        --------------
       Total long-term debt...........................................        $   636,308,000       $   718,162,000
                                                                              ===============       ===============

       In July of 2001, the Company entered into an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by 4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At December 31, 2003, $16.5 million was drawn on the credit facility.

       In April of 2003, KPP entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At December 31, 2003, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At December 31, 2003, $54.2 million was outstanding under the new credit agreement.

       On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At December 31, 2003, KPP was in compliance with all covenants.

       In February of 2002, KPP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the KPP's revolving credit agreement and to partially fund the Statia acquisition (see Note 3). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes, which are without recourse to the Company, are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At December 31, 2003, KPP was in compliance with all covenants.

       The Company's product marketing subsidiary has a credit agreement with a bank that, as amended, provides for a $15 million revolving credit facility through April of 2007. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. At December 31, 2003, the subsidiary was in compliance with all covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the product marketing business and by 250,000 KPP limited partnership units held by a subsidiary of the Company. At December 31, 2003, $2.1 million was drawn on the facility.

       In January of 2001, KPP used proceeds from its revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, KPP incurred a $6.5 million prepayment penalty, which, before interest of outside non-controlling partners in KPP's net income and income taxes, was recognized as loss on debt extinguishment in 2001.


7.     RETIREMENT PLANS

       Substantially all of the Company's domestic employees are covered by a defined contribution plan, which provides for varying levels of employer matching. Prior to the Distribution, the Company's employees were covered by a similar defined contribution plan sponsored by Kaneb Services, Inc. The Company's contributions under these plans were $1.6 million, $1.2 million and $1.0 million for 2003, 2002 and 2001, respectively.


8.     SHAREHOLDERS' EQUITY

       The changes in the number of issued and outstanding common shares of the Company are summarized as follows:

                                                                   Common Shares
                                                                     Issued and
                                                                    Outstanding
                                                                   -------------

       Balance at June 29, 2001 (distribution date).............      10,864,780
       Common shares issued.....................................         377,966
                                                                     -----------
       Balance at December 31, 2001..............................     11,242,746
       Common shares issued......................................         73,091
                                                                     -----------
       Balance at December 31, 2002..............................     11,315,837
       Common shares issued......................................        206,628
                                                                     -----------
       Balance at December 31, 2003..............................     11,522,465
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

       At December 31, 2003, options on 374,200 shares at prices ranging from $3.27 to $19.73 were outstanding, of which 195,332 were exercisable at prices ranging from $3.27 to $19.73. At December 31, 2002, options on 701,286 shares at prices ranging from $3.27 to $19.73 were outstanding, of which 412,836 were exercisable at prices ranging from $3.27 to $14.33. At December 31, 2001, options on 669,701 shares at prices ranging from $3.27 to $14.33 were outstanding, of which 345,653 were exercisable at prices ranging from $3.27 to $11.28.

       Deferred Stock Unit Plans

       In 2002, the Company initiated a Deferred Stock Unit Plan (the "DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's common shares. Under the plan, DSUs are purchased at a value equal to the closing price of the Company's common shares on the day by which the employee must elect (if they so desire) to participate in the DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common shares) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common shares on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically at or after the expiration of the vesting period and no later than ten years after the Election Date, or at the time of a "change of control" of the Company, if earlier. DSU accounts are unfunded by the Company. Each person that elects to participate in the DSU Plan is awarded, under the Company's Share Incentive Plan, an option to purchase a number of shares ranging from one-half to one and one-half times the number of DSUs purchased by such person at 100% of the closing price of the Company's common shares on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee. At December 31, 2003, 3,802 DSUs had vested under the 2002 Plan.

       In 1996, Kaneb Services, Inc. implemented a DSU plan whereby officers, directors and key executives were permitted to defer compensation on a pretax basis to receive shares of Kaneb Services, Inc. common stock at a predetermined date after the end of the compensation deferral period. In connection with the Distribution, the Company agreed to issue DSUs equivalent in price to the Company's common shares at that time. For every three Kaneb Services, Inc. DSUs held, the Company issued one DSU, such that the intrinsic value of each holder's deferred compensation account remained unchanged as a result of the Distribution. In addition, upon the payment date of any distributions on the Company's common shares, the Company agreed to credit each deferred account with the equivalent value of the distribution. Upon the scheduled payment of the deferred accounts, the Company agreed to issue one common share for each DSU relative to Company DSUs previously issued and to pay the equivalent of the accumulated deferred distributions, plus interest, to the previously deferred account holder. All other terms of the DSU plan remained unchanged. Similarly, Kaneb Services, Inc. agreed to issue to employees of the Company who hold DSUs, the number of shares of Kaneb Services, Inc. (now Xanser) common stock subject to the Kaneb Services, Inc. DSUs held by those employees. At December 31, 2003, approximately 123,000 common shares of the Company are issuable under this arrangement.

       Restricted Stock

       In September 2001, the Company issued an aggregate of 30,000 restricted common shares to the outside Directors of the Company. All of such shares vest or become transferable in one-third increments on each anniversary date after issuance. In conjunction will the issuance and commencement of vesting of the restricted shares, the Company recognized a total expense of $0.1 million in 2003, $0.2 million in 2002 and $0.1 million in 2001.


9.     COMMITMENTS AND CONTINGENCIES

       The following is a schedule by years of future minimum lease payments under the Company's, and KPP's, operating leases as of December 31, 2003:

                Year ending December 31:
                      2004.....................................  $   4,398,000
                      2005.....................................      2,040,000
                      2006.....................................      1,679,000
                      2007.....................................      1,416,000
                      2008.....................................        934,000
                      Thereafter...............................        342,000
                                                                 -------------
                Total minimum lease payments                     $  10,809,000
                                                                 =============

       Total rent expense under operating leases amounted to $14.6 million, $9.5 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

       The operations of KPP are subject to federal, state and local laws and regulations in the United States and the United Kingdom relating to protection of the environment. Although KPP believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP. KPP has recorded an undiscounted reserve for environmental claims in the amount of $28.6 million at December 31, 2003, including $25.5 million related to acquisitions of pipelines and terminals. During 2003, 2002 and 2001, respectively, KPP incurred $2.1 million, $2.4 million and $5.2 million of costs related to such acquisition reserves and reduced the liability accordingly.

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

       By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the Texas state court judgment, which in the DOJ's view, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. KPP believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on several occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation. KPP does not believe this matter will have a materially adverse effect on its financial condition, although there can be no assurances as to the ultimate outcome.

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

       On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other things, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of and response to the oil spill. Pursuant to an agreement between ST Services and PEPCO, ST Services' suit was dismissed, subject to refiling. ST Services has moved to dismiss PEPCO's suit. ST Services is vigorously defending against PEPCO's claims and is pursuing its own counterclaims for return of monies ST Services has advanced to PEPCO for settlements and cleanup costs. KPP believes that any costs or damages resulting from these lawsuits will be covered by insurance and therefore will not materially adversely affect KPP's financial condition. The amounts claimed by PEPCO, if recovered, would trigger an excess insurance policy which has a $600,000 retention, but KPP does not believe that such retention, if incurred, would materially adversely affect KPP's financial condition.

       The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.


10.    BUSINESS SEGMENT DATA

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

       The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                                              Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2003              2002              2001
                                                                 ---------------   --------------    --------------
      Business segment revenues:
        Pipeline operations...................................   $   119,633,000   $   82,698,000    $   74,976,000
        Terminaling operations................................       234,958,000      205,971,000       132,820,000
        Product marketing operations..........................       511,200,000      381,159,000       327,542,000
                                                                 ---------------   --------------    --------------
                                                                 $   865,791,000   $  669,828,000    $  535,338,000
                                                                 ===============   ==============    ==============
      Business segment profit:
        Pipeline operations...................................  $     51,860,000   $   38,623,000    $   36,773,000
        Terminaling operations................................        66,532,000       65,040,000        45,318,000
        Product marketing operations..........................        12,233,000        4,692,000          (611,000)
        General corporate.....................................        (2,121,000)      (1,996,000)       (1,689,000)
                                                                ----------------   --------------    --------------
           Operating income...................................       128,504,000      106,359,000        79,791,000
        Interest and other income ............................           365,000        3,664,000         4,132,000
        Interest expense......................................       (39,576,000)     (29,171,000)      (15,381,000)
        Loss on debt extinguishment...........................              -          (3,282,000)       (6,540,000)
                                                                ----------------   --------------    --------------
        Income before gain on issuance of units by KPP,
           income taxes, interest of outside non-controlling
           partners in KPP's net income and cumulative effect
           of change in accounting principle..................   $    89,293,000   $   77,570,000    $   62,002,000
                                                                 ===============   ==============    ==============
       Business segment assets:
        Depreciation and amortization:
           Pipeline operations................................  $     14,117,000   $    6,408,000    $    5,478,000
           Terminaling operations.............................        38,089,000       32,368,000        17,706,000
           Product marketing operations.......................           989,000          695,000            77,000
                                                                ----------------   --------------    --------------
                                                                $     53,195,000   $   39,471,000    $   23,261,000
                                                                ================   ==============    ==============

        Capital expenditures (excluding acquisitions):
           Pipeline operations................................  $      9,584,000   $    9,469,000    $    4,309,000
           Terminaling operations.............................        34,572,000       20,953,000        12,937,000
           Product marketing operations.......................           591,000          679,000            63,000
                                                                ----------------   --------------    --------------
                                                                $     44,747,000   $   31,101,000    $   17,309,000
                                                                ================   ==============    ==============

                                                                                    December 31,
                                                                ---------------------------------------------------
                                                                      2003              2002              2001
                                                                ----------------  ---------------    --------------

        Total assets:
           Pipeline operations................................  $    352,901,000  $   352,657,000    $  105,156,000
           Terminaling operations.............................       874,185,000      844,321,000       443,215,000
           Product marketing operations.......................        58,161,000       41,297,000        19,313,000
           General corporate..................................         6,320,000        5,826,000         4,083,000
                                                                ----------------  ---------------    --------------
                                                                $  1,291,567,000  $ 1,244,101,000    $  571,767,000
                                                                ================  ===============    ==============

       The following geographical area data includes revenues and operating income based on location of the operating segment and net property and equipment based on physical location.

                                                                               Year Ended December 31,
                                                                ---------------------------------------------------
                                                                      2003              2002              2001
                                                                ----------------  ---------------    --------------
   Geographical area revenues:
      United States...........................................  $    535,895,000  $   485,322,000    $  514,276,000
      United Kingdom..........................................        26,392,000       23,937,000        21,062,000
      Netherlands Antilles....................................       241,693,000      132,387,000            -
      Canada..................................................        41,689,000       23,207,000            -
      Australia and New Zealand...............................        20,122,000        4,975,000            -
                                                                ----------------  ---------------    --------------
                                                                $    865,791,000  $   669,828,000    $  535,338,000
                                                                ================  ===============    ==============

   Geographical area operating income:
      United States...........................................  $     87,965,000  $    83,544,000    $   74,275,000
      United Kingdom..........................................         8,583,000        7,318,000         5,516,000
      Netherlands Antilles....................................        19,223,000        9,616,000            -
      Canada..................................................         6,777,000        4,398,000            -
      Australia and New Zealand...............................         5,956,000        1,483,000            -
                                                                ----------------  ---------------    --------------
                                                                $    128,504,000  $   106,359,000    $   79,791,000
                                                                ================  ===============    ==============

                                                                                    December 31,
                                                                ---------------------------------------------------
                                                                      2003              2002              2001
                                                                ----------------  ---------------    --------------

   Geographical area net property and equipment:
      United States...........................................  $    693,345,000  $   690,262,000    $  440,226,000
      United Kingdom..........................................        51,392,000       46,543,000        41,170,000
      Netherlands Antilles....................................       217,143,000      224,810,000            -
      Canada..................................................        74,995,000       78,789,000            -
      Australia and New Zealand...............................        76,145,000       51,872,000            -
                                                                ----------------  ---------------    --------------
                                                                $  1,113,020,000  $ 1,092,276,000    $  481,396,000
                                                                ================  ===============    ==============

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       The estimated fair value of all debt as of December 31, 2003 and 2002 was approximately $654 million and $733 million, as compared to the carrying value of $636 million and $718 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. See Note 1 regarding derivative instruments.

       The Company markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Company does not believe it has a significant concentration of credit risk at December 31, 2003. No customer constituted 10% of the Company's consolidated revenues in 2003, 2002 or 2001.


12.    QUARTERLY FINANCIAL DATA (unaudited)

       Quarterly operating results for 2003 and 2002 are summarized as follows:

                                                                            Quarter Ended
                                            -----------------------------------------------------------------------------
                                                March 31,               June 30,         September 30,       December 31,
                                            ----------------       ----------------    ---------------     --------------
       2003:
         Revenues........................   $    218,469,000       $    218,654,000    $   214,592,000     $  214,076,000
                                            ================       ================    ===============     ==============

         Operating income................   $     33,724,000       $     32,705,000    $    32,251,000     $   29,824,000
                                            ================       ================    ===============     ==============

         Net income......................   $     16,559,000(a)(b) $      5,488,000    $     5,862,000     $    5,174,000
                                            ================       ================    ===============     ==============

         Earnings per share:
            Basic........................   $           1.44       $           0.48    $          0.50     $         0.44
                                            ================       ================    ===============     ==============
            Diluted......................   $           1.41       $           0.47    $          0.49     $         0.43
                                            ================       ================    ===============     ==============

       2002:
         Revenues........................   $    122,409,000       $    179,246,000    $   184,119,000     $  184,054,000
                                            ================       ================    ===============     ==============

         Operating income................   $     23,256,000       $     28,256,000    $    28,506,000     $   26,341,000
                                            ================       ================    ===============     ==============

         Net income......................   $     13,620,000(b)    $     14,128,000(b) $     6,673,000     $   12,807,000(b)
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
                                            ================       ================    ===============     ==============


(a)    Includes  cumulative effect of change in accounting  principle - adoption
       of  new  accounting   standard  for  asset   retirement   obligations  of
       approximately $0.3 million.
(b)    See Note 2 regarding gains on issuance of units by KPP.

                                                                      Schedule I

                       KANEB SERVICES LLC (PARENT COMPANY)
                          CONDENSED STATEMENT OF INCOME





                                                                                                       Period from
                                                                       Year Ended December 31,        June 30, 2001
                                                                 --------------------------------      to December
                                                                      2003              2002            31, 2001
                                                                 ---------------   --------------    --------------

General and administrative expenses...........................   $    (1,983,000)  $   (2,036,000)  $    (1,053,000)
Interest expense..............................................          (613,000)        (718,000)            -
Interest and other income.....................................            10,000           10,000            23,000
Equity in earnings of subsidiaries............................        25,084,000       25,090,000        10,240,000
Equity in earnings of subsidiaries - gain on issuance of
   units by KPP...............................................        10,898,000       24,882,000             -
                                                                 ---------------   --------------   ---------------
Income before cumulative effect of change in accounting
   principle..................................................        33,396,000       47,228,000         9,210,000
Cumulative effect of change in accounting principle -
   adoption of new accounting standard for asset retirement
   obligations................................................          (313,000)            -                -
                                                                 ---------------   --------------   ---------------

   Net income.................................................   $    33,083,000   $   47,228,000   $     9,210,000
                                                                 ===============   ==============   ===============

Earnings per share:
   Basic:
      Before cumulative effect of change in accounting
        principle.............................................   $         2.89    $         4.13    $         0.84
      Cumulative effect of change in accounting principle.....             (.03)             -                 -
                                                                 --------------    --------------    --------------
                                                                 $         2.86    $         4.13    $         0.84
                                                                 ==============    ==============    ==============
   Diluted:
      Before cumulative effect of change in accounting
        principle.............................................   $         2.84    $         4.02    $         0.80
      Cumulative effect of change in accounting principle.....             (.03)             -                 -
                                                                 --------------    --------------    --------------
                                                                 $         2.81    $         4.02    $         0.80
                                                                 ==============    ==============    ==============


             See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                     F - 26

                                                                      Schedule I
                                                                     (Continued)

                      KANEB SERVICES LLC (PARENT COMPANY)
                             CONDENSED BALANCE SHEET


                                                                                           December 31,
                                                                             --------------------------------------
                                                                                   2003                  2002
                                                                             ----------------       ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................  $      1,544,000       $     1,695,000
   Prepaid expenses and other..............................................           149,000             2,060,000
                                                                             ----------------       ---------------
      Total current assets.................................................         1,693,000             3,755,000
                                                                             ----------------       ---------------
Investments in and advances to subsidiaries................................       106,068,000            92,316,000

Other assets...............................................................           498,000               608,000
                                                                             ----------------       ---------------
                                                                             $    108,259,000       $    96,679,000
                                                                             ================       ===============




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued expenses......................................................    $      1,112,000       $     2,325,000
   Accrued distributions payable to shareholders.........................           5,567,000             4,734,000
                                                                             ----------------       ---------------
      Total current liabilities..........................................           6,679,000             7,059,000
                                                                             ----------------       ---------------
Long-term debt...........................................................          16,500,000            19,125,000

Long-term payables and other liabilities.................................           7,359,000             6,841,000

Commitments and contingencies

Shareholders' equity:
   Shareholders' investment..............................................          75,291,000            63,350,000
   Accumulated other comprehensive income................................           2,430,000               304,000
                                                                             ----------------       ---------------
      Total shareholders' equity.........................................          77,721,000            63,654,000
                                                                             ----------------       ---------------
                                                                             $    108,259,000       $    96,679,000
                                                                             ================       ===============



             See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                     F - 26

                                                                      Schedule I
                                                                     (Continued)


                       KANEB SERVICES LLC (PARENT COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS


                                                                                                       Period from
                                                                       Year Ended December 31,        June 30, 2001
                                                                 --------------------------------      to December
                                                                      2003              2002            31, 2001
                                                                 ---------------   --------------    --------------
Operating activities:
   Net income ...............................................    $    33,083,000   $   47,228,000    $    9,210,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Equity in earnings of subsidiaries, net of distributions     (11,939,000)     (29,958,000)        (5,370,000)
        Cumulative effect of change in accounting principle..            313,000              -                  -
        Changes in current assets and liabilities............            698,000          (38,000)           303,000
                                                                 --------------    --------------    --------------
           Net cash provided by operating activities.........         22,155,000       17,232,000         4,143,000
                                                                 ---------------   --------------   ---------------
Investing activities:
   Changes in other assets...................................            110,000          911,000          (719,000)
                                                                 ---------------   --------------   ---------------

           Net cash provided by (used in) investing activities           110,000          911,000          (719,000)
                                                                 ---------------   --------------   ---------------

Financing activities:
   Issuance of debt..........................................              -           10,000,000         9,125,000
   Payments of debt..........................................         (2,625,000)            -                -
   Distributions to shareholders.............................        (20,473,000)     (18,351,000)       (4,137,000)
   Changes in long-term payables and other liabilities.......            518,000      (10,114,000)       (9,397,000)
   Issuance of common shares upon exercise of options........            164,000          648,000         2,354,000
                                                                 ---------------   --------------   ---------------
        Net cash used in financing activities................        (22,416,000)     (17,817,000)       (2,055,000)
                                                                 ---------------   --------------   ---------------


Increase (decrease) in cash and cash equivalents.............           (151,000)         326,000         1,369,000

Cash and cash equivalents at beginning of period.............          1,695,000        1,369,000             -
                                                                 ---------------   --------------   ---------------
Cash and cash equivalents at end of period...................    $     1,544,000   $    1,695,000   $     1,369,000
                                                                 ===============   ==============   ===============


             See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                     F - 26

                                                                     Schedule II

                               KANEB SERVICES LLC
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                                    Additions
                                                         ------------------------------
                                        Balance at         Charged to       Charged to                      Balance at
                                       Beginning of        Costs and          Other                           End of
                                          Period           Expenses          Accounts       Deductions        Period
                                       -------------     ------------    --------------    ------------     ----------

ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2003:
   For doubtful receivables
     classified as current assets...   $       3,724      $       526     $        -        $    (473)(b)   $    3,777
                                       =============      ===========     =============     =========       ==========

Year Ended December 31, 2002:
   For doubtful receivables
     classified as current assets...   $         653      $     2,509     $         841(a)  $     (279)(b)  $    3,724
                                       =============      ===========     =============     ==========      ==========

Year Ended December 31, 2001:
   For doubtful receivables
     classified as current assets...   $         565      $       184     $       -         $      (96)(b)  $      653
                                       =============      ===========     =============     ==========      ==========


Notes:
     (a) Allowance for doubtful receivables from 2002 acquisitions.
     (b) Receivable write-offs and reclassifications, net of recoveries.



            See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                     F - 26

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kaneb Services LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KANEB SERVICES LLC



                                            By:        //s//  JOHN R. BARNES
                                               ---------------------------------
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Date: March 12, 2004


       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Services LLC and in the capacities with Kaneb Services LLC and on the date indicated.

      Signature                                                       Title                      Date
----------------------------------------                       --------------------------    --------------
Principal Executive Officer
        //s//  JOHN R. BARNES                                  Chairman of the Board         March 12, 2004
----------------------------------------                       and Chief Executive Officer

Principal Accounting Officer
     //s//  HOWARD C. WADSWORTH                                Vice President, Treasurer     March 12, 2004
----------------------------------------                       and Secretary



Directors

         //s//  SANGWOO AHN                                    Director                      March 12, 2004
----------------------------------------



       //s//  MURRAY R. BILES                                  Director                      March 12, 2004
----------------------------------------



     //s//  FRANK M. BURKE, JR.                                Director                      March 12, 2004
----------------------------------------



       //s//  CHARLES R. COX                                   Director                      March 12, 2004
----------------------------------------



         //s//  HANS KESSLER                                   Director                      March 12, 2004
----------------------------------------



       //s//  JAMES R. WHATLEY                                 Director                      March 12, 2004
----------------------------------------


                                                                    Exhibit 31.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------

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

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b)    [intentionally omitted pursuant to SEC Release No. 34-47986];
    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report, based on such evaluation; and
    d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 12, 2004





                                               //s//  JOHN R. BARNES
                                           -------------------------------------
                                           John R. Barnes
                                           President and Chief Executive Officer

                                                                    Exhibit 31.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------


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

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b)    [intentionally omitted pursuant to SEC Release No. 34-47986];
    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report, based on such evaluation; and
    d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: March 12, 2004




                                           //s//  HOWARD C. WADSWORTH
                                       -----------------------------------------
                                       Howard C. Wadsworth
                                       Chief Financial Officer

                                                                    Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002
          ------------------------------------------------------------


         The undersigned, being the Chief Executive Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-K. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 12, 2004





                                               //s//  JOHN R. BARNES
                                           -------------------------------------
                                           John R. Barnes
                                           President and Chief Executive Officer

                                                                    Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002
          ------------------------------------------------------------


         The undersigned, being the Chief Financial Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-K. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 12, 2004




                                           //s//  HOWARD C. WADSWORTH
                                       -----------------------------------------
                                       Howard C. Wadsworth
                                       Chief Financial Officer