Form 10-Q
period 2004-03-31
KANEB SERVICES LLC
filed 2004-05-07
CIK 1137154

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

                  For the Quarterly Period Ended March 31, 2004

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

   Yes     X                                                 No
       ----------                                               ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

   Yes     X                                                 No
       ----------                                               ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                             Outstanding at April 30, 2004
----------------------                             -----------------------------
     No par value                                       11,554,289 shares

--------------------------------------------------------------------------------

KANEB SERVICES LLC  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2004
--------------------------------------------------------------------------------

                                                                                                         Page No.
                         Part I. Financial Information

Item 1   (a) (1). Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three Months Ended
                      March 31, 2004 and 2003                                                                1

                  Condensed Consolidated Balance Sheets - March 31, 2004
                      and December 31, 2003                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2004 and 2003                                                   3

                  Notes to Consolidated Financial Statements                                                 4

         (a) (2). Financial Statement Schedules (Unaudited)

                  Schedule I - Kaneb Services LLC (Parent Company)
                      Condensed Financial Statements:

                         Statements of Income - Three Months Ended
                              March 31, 2004 and 2003                                                       14

                         Balance Sheets - March 31, 2004 and December 31, 2003                              15

                         Statements of Cash Flows - Three Months Ended
                             March 31, 2004 and 2003                                                        16

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         17

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 28

Item 4.           Controls and Procedures                                                                   28


                         Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                          29

KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2004           2003
                                                                                       ------------   -------------
Revenues:
    Services                                                                           $     90,698   $      86,694
    Products                                                                                142,481         131,775
                                                                                       ------------   -------------
        Total revenues                                                                      233,179         218,469
                                                                                       ------------   -------------

Costs and expenses:
    Cost of products sold                                                                   136,431         124,327
    Operating costs                                                                          43,424          40,674
    Depreciation and amortization                                                            13,907          13,032
    General and administrative                                                                6,502           6,712
                                                                                       ------------   -------------
        Total costs and expenses                                                            200,264         184,745
                                                                                       ------------   -------------

Operating income                                                                             32,915          33,724
Interest and other income                                                                        32             109
Interest expense                                                                            (10,629)         (8,844)
                                                                                       ------------   -------------

Income before gain on issuance of units by KPP, income taxes, interest of outside non-controlling partners in KPP's net income
    and cumulative effect of change in accounting principle                                  22,318          24,989

Gain on issuance of units by KPP                                                                -            10,898
Income tax expense                                                                           (1,163)         (1,429)
Interest of outside non-controlling partners in KPP's net income                            (15,160)        (17,586)
                                                                                       ------------   -------------
Income before cumulative effect of change in accounting
    principle                                                                                 5,995          16,872

Cumulative effect of change in accounting principle - adoption
    of new accounting standard for asset retirement obligations                                  -             (313)
                                                                                       ------------   -------------
Net income                                                                             $      5,995   $      16,559
                                                                                       ============   =============

Earnings per share:
    Basic:
        Before cumulative effect of change in accounting principle                     $       0.51    $       1.47
        Cumulative effect of change in accounting principle                                    -              (0.03)
                                                                                       ------------   -------------
                                                                                       $       0.51    $       1.44
                                                                                       ============    ============
    Diluted:
        Before cumulative effect of change in accounting principle                     $       0.50    $       1.44
        Cumulative effect of change in accounting principle                                    -              (0.03)
                                                                                       ------------    ------------
                                                                                       $       0.50    $       1.41
                                                                                       ============    ============

                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                               March 31,             December 31,
                                                                                 2004                   2003
                                                                           ---------------       ------------------
                                                                              (Unaudited)

            ASSETS
Current assets:
    Cash and cash equivalents                                              $        41,099       $        43,457
    Accounts receivable                                                             70,627                60,684
    Inventories                                                                     18,478                18,637
    Prepaid expenses and other                                                       8,023                 9,650
                                                                           ---------------       ---------------
        Total current assets                                                       138,227               132,428
                                                                           ---------------       ---------------

Property and equipment                                                           1,367,983             1,360,523
Less accumulated depreciation                                                      261,396               247,503
                                                                           ---------------       ---------------
    Net property and equipment                                                   1,106,587             1,113,020
                                                                           ---------------       ---------------

Investment in affiliates                                                            27,094                25,456

Excess of cost over fair value of net assets of
    acquired business and other assets                                              20,589                20,663
                                                                           ---------------       ---------------
                                                                           $     1,292,497       $     1,291,567
                                                                           ===============       ===============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $        37,843       $        36,916
    Accrued expenses                                                                40,591                39,307
    Accrued interest payable                                                         8,611                 9,303
    Accrued distributions payable to shareholders                                    5,567                 5,567
    Accrued distributions payable to outside non-controlling
        partners in KPP                                                             19,507                19,507
    Deferred terminaling fees                                                        7,105                 7,061
                                                                           ---------------       ---------------
        Total current liabilities                                                  119,224               117,661
                                                                           ---------------       ---------------

Long-term debt                                                                     640,386               636,308

Other liabilities and deferred taxes                                                51,701                52,242

Interest of outside non-controlling partners in KPP                                403,138               407,635

Commitments and contingencies

Shareholders' equity                                                                78,048                77,721
                                                                           ---------------       ---------------
                                                                           $     1,292,497       $     1,291,567
                                                                           ===============       ===============

                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2004           2003
                                                                                       ------------   -------------

Operating activities:
    Net income                                                                         $      5,995   $      16,559
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                     13,907          13,032
           Equity in earnings of affiliates, net of distributions                            (1,638)           (297)
           Interest of outside non-controlling partners in
               KPP's net income                                                              15,160          17,586
           Gain on issuance of units by KPP                                                    -            (10,898)
           Deferred income taxes                                                                (53)          1,049
           Cumulative effect of change in accounting principle                                 -                313
           Changes in working capital components                                             (6,520)         (4,745)
                                                                                       ------------   -------------
               Net cash provided by operating activities                                     26,851          32,599
                                                                                       ------------   -------------

Investing activities:
    Capital expenditures                                                                     (7,347)        (11,738)
    Other                                                                                      (932)             65
                                                                                       ------------   -------------
               Net cash used in investing activities                                         (8,279)        (11,673)
                                                                                       ------------   -------------

Financing activities:
    Issuance of debt                                                                          4,196          14,000
    Payments on debt                                                                           -           (105,707)
    Distributions to shareholders                                                            (5,567)         (4,756)
    Distributions to outside non-controlling
        partners in KPP                                                                     (19,507)        (15,878)
    Net proceeds from issuance of units by KPP                                                 -            104,770
    Other                                                                                       (52)             60
                                                                                       ------------   -------------
               Net cash used in financing activities                                        (20,930)         (7,511)
                                                                                       ------------   -------------

Increase (decrease) in cash and cash equivalents                                             (2,358)         13,415
Cash and cash equivalents at beginning of period                                             43,457          24,477
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     41,099   $      37,892
                                                                                       ============   =============
Supplemental cash flow information - cash paid for interest                            $     10,954   $      13,455
                                                                                       ============   =============


                 See notes to consolidated financial statements.

KANEB SERVICES LLC AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements reflect the results of operations of Kaneb Services LLC (the "Company"), its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest as of March 31, 2004. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed  consolidated  financial  statements of the Company for the three month periods ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2004 and the consolidated results of their operations and cash flows for the periods ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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


     The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                    2004                2003
                                                                                -------------      -------------
                                                                                         (in thousands)
      Reported net income                                                       $       5,995      $      16,559

      Share-based employee compensation expense determined
        under the fair value based method                                                 (21)               (12)
                                                                                -------------      -------------
      Pro forma net income                                                      $       5,974      $      16,547
                                                                                =============      =============
      Earning per share:
        Basic - as reported                                                     $        0.51      $        1.44
                                                                                =============      =============
        Basic - pro forma                                                       $        0.51      $        1.41
                                                                                =============      =============
        Diluted - as reported                                                   $        0.50      $        1.41
                                                                                =============      =============
        Diluted - pro forma                                                     $        0.50      $        1.38
                                                                                =============      =============


2.   KPP FINANCINGS

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

     In April of 2003, KPP entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At March 31, 2004, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At March 31, 2004, $54.2 million was outstanding under the credit agreement.

     On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or other partners. At March 31, 2004, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2004 and 2003, is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

     Net income                                                                 $       5,995      $       16,559
     Foreign currency translation adjustment                                              (49)                522
     KPP interest rate hedging transaction                                                  9               -
                                                                                -------------      --------------
     Comprehensive income                                                       $       5,955      $       17,081
                                                                                =============      ==============

     Accumulated other comprehensive income aggregated $2.4 million at both March 31, 2004 and December 31, 2003.


4.   CASH DISTRIBUTIONS

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. A cash distribution of $0.475 per share with respect to the fourth quarter of 2003 was paid on February 13, 2004. A cash distribution of $0.475 per share with respect to the first quarter of 2004 was declared to holders of record on April 30, 2004 and will be paid on May 14, 2004.


5.   EARNINGS PER SHARE

     Earnings per share for the three months ended March 31, 2004 and 2003, is calculated using the Company's basic and diluted weighted average shares outstanding for the period. For the three months ended March 31, 2004 and 2003, basic weighted average shares outstanding were 11,667,000 and 11,462,000, respectively, and diluted weighted average shares outstanding were 11,921,000 and 11,760,000, respectively.


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

     Certain subsidiaries of KPP were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early
     1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned before 1978, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of KPP acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it had incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of KPP's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

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

     On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay of actions against Grace. This automatic stay covers the appeal of the Dallas litigation, and the Texas Court of Appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once that stay is lifted, KPP's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

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

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regard to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it has incurred total cleanup costs of $70 million to $75 million. PEPCO probably will continue to incur some cleanup related costs for the foreseeable future, primarily in connection with EPA requirements for monitoring the condition of some of the impacted areas. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort, if any, and cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but ST Services believes that such amount will be covered by insurance and therefore will not materially adversely affect KPP's financial condition.

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

     PEPCO and ST Services agreed with the federal government and the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA and of selecting restoration projects. This process was completed in mid-2002. ST Services' insurer has paid ST Services' agreed 50 percent share of these assessment costs. In late November 2002, PEPCO and ST Services entered into a Consent Decree resolving the federal and state trustees' claims for natural resource damages. The decree required payments by ST Services and PEPCO of a total of approximately $3 million to fund the restoration projects and for remaining damage assessment costs. The federal court entered the Consent Decree as a final judgment on December 31, 2002. PEPCO and ST Services have each paid their 50% share and thus fully performed their payment obligations under the Consent Decree. ST Services' insurance carrier funded ST Services' payment.

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


7.   BUSINESS SEGMENT DATA

     The Company conducts business through three principal operations: the "Pipeline Operations" of KPP, which consists primarily of the transportation of refined petroleum products and fertilizer in the Midwestern states as a common carrier; the "Terminaling Operations" of KPP, which provide storage for petroleum products, specialty chemicals and other liquids; and the "Product Marketing Services," which provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions, delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial interests. General corporate includes accounting, tax, finance, legal, investor relations and other corporate expenses not related to the segments. General corporate assets include cash, receivable from affiliates of the Company and other assets not related to the segments.

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

     Business segment revenues:
        Pipeline operations                                                     $      27,903      $       28,008
        Terminaling operations                                                         62,795              58,686
        Product marketing operations                                                  142,481             131,775
                                                                                -------------      --------------
                                                                                $     233,179      $      218,469
                                                                                =============      ==============
     Business segment profit:
        Pipeline operations                                                     $      11,210      $       11,977
        Terminaling operations                                                         18,484              18,040
        Product marketing operations                                                    3,754               4,205
        General corporate                                                                (533)               (498)
                                                                                -------------      --------------
            Operating income                                                           32,915              33,724
        Interest and other income                                                          32                 109
        Interest expense                                                              (10,629)             (8,844)
                                                                                -------------      --------------
        Income before gain on issuance of units by KPP,
            income taxes, interest of outside non-controlling
            partners in KPP's net income and cumulative
            effect of change in accounting principle                            $      22,318      $       24,989
                                                                                =============      ==============


                                                                                  March 31,         December 31,
                                                                                    2004                2003
                                                                                -------------      -------------
                                                                                         (in thousands)

     Total assets:
        Pipeline operations                                                     $     357,604      $     352,901
        Terminaling operations                                                        858,523            874,185
        Product marketing operations                                                   70,298             58,161
        General corporate                                                               6,072              6,320
                                                                                -------------      -------------
                                                                                $   1,292,497      $   1,291,567
                                                                                =============      =============


8.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Company recorded an asset retirement obligation of approximately $5.5 million and recognized a cumulative effect of change in accounting principle of $0.3 million, after interest of outside non-controlling partners in KPP's net income, for its legal obligations to dismantle, dispose of, and restore certain leased KPP pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. The Company did not record a retirement obligation for certain of KPP's pipeline and terminaling assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation. At March 31, 2004, the Company had no assets which were legally restricted for purposes of settling asset retirement obligations. The application of SFAS No. 143 did not have a material impact on the results of operations of the Company for the three months ended March 31, 2004 or 2003.

     In December 2003, the FASB issued  Interpretation  No. 46 (Revised December
     2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities
     (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Company.

                                                                      Schedule I

KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                           2004           2003
                                                                                      -------------   -------------
General and administrative expenses                                                   $        (441)   $       (462)
Interest expense                                                                               (137)           (168)
Interest and other income                                                                         1               2
Equity in earnings of subsidiaries                                                            6,572           6,602
Equity in earnings of subsidiaries -  gain on issuance of units by KPP                          -            10,898
                                                                                      -------------    ------------
Income before cumulative effect of change in accounting
    principle                                                                                 5,995          16,872

Cumulative effect of change in accounting principle - adoption
    of new accounting standard for asset retirement obligations                                 -              (313)
                                                                                      -------------    ------------
Net income                                                                            $       5,995    $     16,559
                                                                                      =============    ============

Earnings per share:
    Basic:
        Before cumulative effect of change in accounting principle                    $        0.51    $       1.47
        Cumulative effect of change in accounting principle                                    -              (0.03)
                                                                                      -------------    ------------
                                                                                      $        0.51    $       1.44
                                                                                      =============    ============
    Diluted:
        Before cumulative effect of change in accounting principle                    $        0.50    $       1.44
        Cumulative effect of change in accounting principle                                   -               (0.03)
                                                                                      -------------    ------------
                                                                                      $        0.50    $       1.41
                                                                                      =============    ============


               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)
KANEB SERVICES LLC (PARENT COMPANY)


CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2004                    2003
                                                                          ---------------          -------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        1,295          $       1,544
    Prepaid expenses and other                                                        171                    149
                                                                           --------------          -------------
        Total current assets                                                        1,466                  1,693
                                                                           --------------          -------------

Investments in and advances to subsidiaries                                       106,269                106,068

Other assets                                                                          471                    498
                                                                           --------------          -------------
                                                                           $      108,206          $     108,259
                                                                           ==============          =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                                       $          679          $       1,112
    Accrued distributions payable to shareholders                                   5,567                  5,567
                                                                           --------------          -------------
        Total current liabilities                                                   6,246                  6,679
                                                                           --------------          -------------

Long-term debt                                                                     16,500                 16,500

Long-term payables and other liabilities                                            7,412                  7,359

Commitments and contingencies

Shareholders' equity                                                               78,048                 77,721
                                                                           --------------          -------------
                                                                           $      108,206          $     108,259
                                                                           ==============          =============



               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)
KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                           2004           2003
                                                                                      -------------    ------------
Operating activities:
    Net income                                                                        $      5,995     $     16,559
    Adjustments to reconcile net income to net cash provided
        by operating activities:
           Equity in earnings of subsidiaries, net of distributions                           (250)         (12,110)
           Cumulative effect of change in accounting principle                                 -                313
           Changes in current assets and liabilities                                          (455)            (142)
                                                                                      ------------     ------------
               Net cash provided by operating activities                                     5,290            4,620
                                                                                      ------------     ------------

Investing activities:
    Changes in other assets                                                                     27               52
                                                                                      ------------     ------------
               Net cash provided by investing activities                                        27               52
                                                                                      ------------     ------------
Financing activities:
    Distributions to shareholders                                                           (5,567)          (4,756)
    Changes in long-term payables and other liabilities                                         53              117
    Other                                                                                      (52)              60
                                                                                      ------------     ------------
               Net cash used in financing activities                                        (5,566)          (4,579)
                                                                                      ------------     ------------

Increase (decrease) in cash and cash equivalents                                              (249)              93

Cash and cash equivalents at beginning of period                                             1,544            1,695
                                                                                      ------------     ------------
Cash and cash equivalents at end of period                                            $      1,295     $      1,788
                                                                                      ============     ============

               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

KANEB SERVICES LLC AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the condensed consolidated financial statements of Kaneb Services LLC (the "Company") and notes thereto included elsewhere in this report. The consolidated financial information reflects the results of operations of the Company, its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest at March 31, 2004.

     General

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of the Company, formed KPP to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interests and an 18% (at March 31, 2004) limited partner interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of KPP and a 1% interest as general partner of KPOP.

     KPP's petroleum pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming and Minnesota. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments, with the Federal Energy Regulatory Commission (the "FERC"), or in the case of intrastate shipments with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The petroleum pipelines primarily transport gasoline, diesel oil, fuel oil and propane. Substantially all of the petroleum pipeline operations constitute common carrier operations that are subject to federal or state tariff regulations. KPP also owns an approximately 2,000-mile anhydrous ammonia pipeline system acquired from Koch Pipeline Company, L.P. in November of 2002. The fertilizer pipeline originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. KPP's petroleum pipeline business depends on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refineries and marketers having access to the pipelines to supply such demand by deliveries through the pipelines. KPP's pipeline revenues are based on volumes shipped and the distance over which such volumes are transported.

     KPP's terminaling business is one of the largest independent petroleum products and specialty liquids terminaling businesses in the United States. In the United States, KPP operates 37 facilities in 20 states. KPP also owns and operates six terminals located in the United Kingdom, eight terminals in Australia and New Zealand, a terminal on the Island of St. Eustatius, Netherlands Antilles and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

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

     Consolidated Results of Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                    2004                2003
                                                                                -------------      -------------
                                                                                      (in thousands, except
                                                                                       per share amounts)
       Consolidated revenues                                                    $     233,179      $     218,469
                                                                                =============      =============
       Consolidated operating income                                            $      32,915      $      33,724
                                                                                =============      =============

       Consolidated income before gain on issuance of units
            by KPP and cumulative effect of change in
            accounting principle                                                $       5,995      $       5,974
                                                                                =============      =============
       Consolidated net income                                                  $       5,995      $      16,559
                                                                                =============      =============

       Earnings per share:
            Basic:
                Before cumulative effect of change in accounting
                    principle                                                   $        0.51      $        1.47
                Cumulative effect of change in accounting
                    principle                                                           -                  (0.03)
                                                                                -------------      -------------
                                                                                $        0.51      $        1.44
                                                                                =============      =============
            Diluted:
                Before cumulative effect of change in accounting
                    principle                                                   $         0.50     $        1.44
                Cumulative effect of change in accounting
                    principle                                                            -                 (0.03)
                                                                                --------------     -------------
                                                                                $         0.50     $        1.41
                                                                                ==============     =============

       Cash distributions declared per share                                    $        0.475     $      0.4375
                                                                                ==============     =============
       Consolidated capital expenditures, excluding acquisitions                $        7,347     $      11,738
                                                                                ==============     =============

     For the three months ended March 31, 2004, consolidated revenues increased by $14.7 million, or 7%, when compared to the first quarter of 2003, due to a $10.7 million increase in product marketing revenues and a $4.1 million increase in terminaling business revenues, partially offset by a $0.1 million decrease in pipeline revenues. Consolidated operating income for the three months ended March 31, 2004 decreased by $0.8 million, or 2%, when compared to the same period in 2003, due primarily to a $0.8 million decrease in pipeline operating income and a $0.5 million decrease in product marketing operating income, partially offset by a $0.4 million increase in terminaling operating income. Income before gain on issuance of units by KPP and cumulative effect of change in accounting principle increased slightly, when compared to the first three months of 2003. Overall, net income for the three months ended March 31, 2004 decreased by $10.6 million, when compared the three month period ended March 31, 2003, which includes a $10.9 million gain on issuance of units by KPP (see "Liquidity and Capital Resources").

     Pipeline Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $      27,903      $       28,008
     Operating costs                                                                   11,487              11,241
     Depreciation and amortization                                                      3,599               3,497
     General and administrative                                                         1,607               1,293
                                                                                -------------      --------------
        Operating income                                                        $      11,210      $       11,977
                                                                                =============      ==============

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or the Surface Transportation Board, the pipelines compete primarily on the basis of quality of service, including delivery of products at convenient locations on a timely basis to meet the needs of their customers. For the three month period ended March 31, 2004, revenues decreased by $0.1 million, when compared to the same 2003 period, due to decreases in barrel miles of petroleum products shipped. Barrel miles on petroleum pipelines totaled 5.1 billion and 5.4 billion for the three months ended March 31, 2004 and 2003, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $0.2 million for the three month period ended March 31, 2004, when compared to 2003, due to unusually high expenses relating to maintenance and repairs required by government regulation and increases in power and fuel costs. For the three months ended March 31, 2004, depreciation and amortization increased by
     $0.1 million, when compared to the same 2003 period, due primarily to routine maintenance capital expenditures. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs, increased by $0.3 million for the three month period ended March 31, 2004, when compared to the same 2003 period, due primarily to increases in personnel-related costs.

     Terminaling Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $      62,795      $       58,686
     Operating costs                                                                   30,343              27,277
     Depreciation and amortization                                                     10,084               9,244
     General and administrative                                                         3,884               4,125
                                                                                -------------      --------------
        Operating income                                                        $      18,484      $       18,040
                                                                                =============      ==============

     For the three month period ended March 31, 2004, terminaling revenues increased by $4.1 million, or 7%, when compared to the same 2003 period, due to increases in both the average tankage utilized and the average price realized per barrel of tankage utilized. Average tankage utilized for the three month period ended March 31, 2004 was 48.2 million, compared to 47.4 million, for the same prior year period. For the three month period ended March 31, 2004, average annualized revenues per barrel of tankage utilized increased to $5.24 per barrel, compared to $5.02 per barrel for the same prior year period, due primarily to favorable domestic market conditions.

     For the three month period ended March 31, 2004, operating costs increased by $3.1 million, when compared to the same 2003 period, a result of overall increases in tank utilization and planned maintenance. For the three months ended March 31, 2004, depreciation and amortization increased by $0.8 million, when compared to the same 2003 period, due to expansion and routine maintenance capital expenditures. General and administrative costs for the three month period ended March 31, 2004, decreased slightly, when compared to the same 2003 period.

     Product Marketing Services

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

     Revenues                                                                   $     142,481      $      131,775
     Cost of products sold                                                            136,431             124,327
                                                                                -------------      --------------
     Gross margin                                                               $       6,050      $        7,448
                                                                                =============      ==============
        Operating income                                                        $       3,754      $        4,205
                                                                                =============      ==============

     For the three month period ended March 31, 2004, revenues for the product marketing business increased by $10.7 million, or 8%, when compared to the same 2003 period. The increase in first quarter 2004 revenues, when compared to the first quarter of 2003, was the result of increase in sales volumes, partially offset by a decrease in the average sales price realized. Gallons sold totaled 162 million and 152 million, respectively, for the three months ended March 31, 2004 and 2003. For the three month period ended March 31, 2004, the average price realized per gallon of product sold decreased slightly to $0.86 per gallon, compared to $0.87 per gallon, for the 2003 period. For the three months ended March 31, 2004, gross margin and operating income decreased by $1.4 million and $0.5 million, respectively, when compared to the same 2003 period, due to lower overall product margins, partially offset by the increase in sales volumes. Product inventories are maintained at minimum levels to meet customers' needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.

     Interest Expense

     For the three months ended March 31, 2004, interest expense increased by $1.8 million when compared to the same 2003 period, due to KPP's May 2003 refinancing of variable rate bank debt with $250 million of 5.875% senior unsecured notes, partially offset by overall declines in debt levels outstanding due to KPP's March 2003 issuance of limited partnership units (see "Liquidity and Capital Resources").

     Income Taxes

     KPP's partnership operations are not subject to federal or state income taxes. However, certain KPP operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $1.2 million and $1.4 million for the three month periods ended March 31, 2004 and 2003, respectively.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement requires a subsidiary of KPP, which was acquired on February 28, 2002, to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.

     Liquidity and Capital Resources

     Cash provided by operations, including the operations of KPP, was $26.9 million and $32.6 million for the three months ended March 31, 2004 and 2003, respectively. The first quarter 2004 decrease was due to changes in working capital components resulting from the timing of cash receipts and disbursements, primarily in the Company's product marketing business, and the overall decrease in first quarter 2004 consolidated operating income.

     Capital expenditures (related primarily to KPP) were $7.3 million for the three months ended March 31, 2004, compared to $11.7 million during the same 2003 period. Such expenditures included $5.7 million and $6.3 million in maintenance and environmental expenditures and $1.6 million and $5.4 million in expansion expenditures for the three months ended March 31, 2004 and 2003, respectively. The decrease in first quarter 2004 capital expenditures, when compared to the same 2003 period, is the result of decreases in planned maintenance and expansion capital expenditures related to KPP's terminaling business. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected to be, significant. KPP anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $28 to $32 million in 2004. Such future expenditures of KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year, or thereafter, or that KPP will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. A cash distribution of $0.475 per share with respect to the fourth quarter of 2003 was paid on February 13, 2004. A cash distribution of $0.475 per share with respect to the first quarter of 2004 was declared to holders of record on April 30, 2004 and will be paid on May 14, 2004.

     KPP expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional KPP bank borrowings and/or future KPP public equity or debt offerings.

     The Company has a credit agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, has a variable rate commitment fee on unused amounts and contains certain financial and operational covenants. At March 31, 2004, the Company was in compliance with all covenants. The credit facility is secured by 4.6 million KPP limited partnership units. At March 31, 2004, $16.5 million was drawn on the credit facility.

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

     In April of 2003, KPP entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At March 31, 2004, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At March 31, 2004, $54.2 million was outstanding under the credit agreement.

     On May 19 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company and other partners. At March 31, 2004, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

     The following is a schedule by period of the Company's, including KPP's, debt repayment obligations and material contractual commitments as of March 31, 2004:

                                                         Less than                                        After
                                           Total          1 year        1 -3 years    4 -5 years         5 years
                                         ----------    ------------     ------------  ------------    --------------
                                                                    (in thousands)
     Debt:
       Revolving credit facility          $   16,500   $      -         $    -       $     16,500    $      -
       Revolving credit facility
          of subsidiary                        6,308          -              -              6,308           -
       KPP revolving credit facility          54,169          -              54,169         -               -
       KPP 7.75% senior unsecured
          notes                              250,000          -              -              -               250,000
       KPP 5.875% senior unsecured
          notes                              250,000          -              -              -               250,000
       Other KPP bank debt                    63,409          -              63,409         -               -
                                          ----------   ------------     -----------  ------------    --------------
          Debt subtotal                      640,386          -             117,578        22,808           500,000
                                          ----------   ------------     -----------  ------------    --------------
     Contractual commitments:
       Operating leases                       18,960          6,999           9,029         2,590               342
                                          ----------   ------------     -----------  ------------    --------------
          Contractual commitments
              subtotal                        18,960          6,999           9,029         2,590               342
                                          ----------   ------------     -----------  ------------    --------------
          Total                           $  659,346   $      6,999     $   126,607  $     25,398    $      500,342
                                          ==========   ============     ===========  ============    ==============

     Additional information relative to sources and uses of cash is presented in the consolidated financial statements included in this report.

     Off-Balance Sheet Transactions

     The Company was not a party of any off-balance sheet transactions at March 31, 2004, or for the three month periods ended March 31, 2004 and 2003.

     Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are presented in the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Critical accounting policies are those that are most important to the portrayal of the Company's financial position and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies pertain to impairment of KPP's property and equipment and environmental costs.

     The carrying value of KPP's property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized by KPP under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of KPP for the three month periods ended March 31, 2004 and 2003. However, future evaluations of carrying value are dependent on many factors, several of which are out of KPP's control, including demand for refined petroleum products and terminaling services in KPP's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of KPP.

     KPP environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded by KPP when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or KPP's commitment to a formal plan of action. The application of KPP's environmental accounting policies did not have a material impact on the results of operations of KPP for the three month periods ended March 31, 2004 and 2003. Although KPP believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of KPP could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of KPP.

     Recent Accounting Pronouncement

     In December 2003, the FASB issued  Interpretation  No. 46 (Revised December
     2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities
     (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Company.

KANEB SERVICES LLC AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks pursuant to this Item (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's and KPP's debt and investment portfolios, fluctuations in petroleum product prices on inventories held for sale, and fluctuations in foreign currency.

The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $140.4 million (including KPP's debt) at March 31, 2004, a one percent increase in interest rates would increase annual net interest expense by approximately $1.4 million.

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

A portion of KPP's terminaling business is exposed to fluctuations in foreign currency exchange rates. Such fluctuations were not significant for the three months ended March 31, 2004.

Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer, after evaluating as of March 31, 2004, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

During the first quarter of 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed February 26, 2004.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KANEB SERVICES LLC
                                        (Registrant)


Date:   May 6, 2004                          //s//  HOWARD C. WADSWORTH
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Vice President, Treasurer and Secretary

                                                                    Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

     b)   [intentionally omitted pursuant to SEC Release No. 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report, based on such evaluation; and

     d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 6, 2004



                                            //s//  JOHN R. BARNES
                                         ---------------------------------------
                                         John R. Barnes
                                         President and Chief Executive Officer

                                                                    Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

     b)   [intentionally omitted pursuant to SEC Release No. 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report, based on such evaluation; and

     d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 6, 2004

                                         //s//  HOWARD C. WADSWORTH
                                      ------------------------------------------
                                      Howard C. Wadsworth
                                      Chief Financial Officer

                                                                    Exhibit 32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Executive Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  May 6, 2004



                                            //s//  JOHN R. BARNES
                                         ---------------------------------------
                                         John R. Barnes
                                         President and Chief Executive Officer

                                                                    Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Financial Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  May 6, 2004

                                         //s//  HOWARD C. WADSWORTH
                                      ------------------------------------------
                                      Howard C. Wadsworth
                                      Vice President, Treasurer and Secretary
                                      Chief Financial Officer