Form 10-Q
period 2004-06-30
KANEB SERVICES LLC
filed 2004-08-09
CIK 1137154

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

                  For the Quarterly Period Ended June 30, 2004

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

    Yes       X                                             No
         ----------                                             ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes       X                                             No
         ----------                                             ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                              Outstanding at July 30, 2004
----------------------                              ----------------------------
     No par value                                         11,632,328 shares


--------------------------------------------------------------------------------

KANEB SERVICES LLC  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2004
--------------------------------------------------------------------------------

                                                                                             Page No.
                         Part I. Financial Information

Item 1   (a) (1). Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three and Six Months Ended
                     June 30, 2004 and 2003                                                       1

                  Condensed Consolidated Balance Sheets - June 30, 2004
                     and December 31, 2003                                                        3

                  Condensed Consolidated Statements of Cash Flows - Six
                     Months Ended June 30, 2004 and 2003                                          4

                  Notes to Consolidated Financial Statements                                      5

         (a) (2). Financial Statement Schedules (Unaudited)

                  Schedule I - Kaneb Services LLC (Parent Company)
                      Condensed Financial Statements:

                         Statements of Income - Three and Six Months
                             Ended June 30, 2004 and 2003                                       15

                         Balance Sheets - June 30, 2004 and December 31, 2003                   16

                         Statements of Cash Flows - Six Months Ended June 30, 2004              17
                             and 2003

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                              18

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                     30

Item 4.           Controls and Procedures                                                       30

                           Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                              31


KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------


                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003            2004           2003
                                                       --------------  -------------  -------------  --------------
Revenues:
   Services                                            $       94,058  $      89,461  $     184,756  $      176,155
   Products                                                   160,144        129,193        302,625         260,968
                                                       --------------  -------------  -------------  --------------
      Total revenues                                          254,202        218,654        487,381         437,123
                                                       --------------  -------------  -------------  --------------

Costs and expenses:
   Cost of products sold                                      153,364        122,437        289,795         246,764
   Operating costs                                             43,371         42,939         86,795          83,613
   Depreciation and amortization                               13,738         13,615         27,645          26,647
   General and administrative                                   7,195          6,958         13,697          13,670
                                                       --------------  -------------  -------------  --------------
      Total costs and expenses                                217,668        185,949        417,932         370,694
                                                       --------------  -------------  -------------  --------------

Operating income                                               36,534         32,705         69,449          66,429
Interest and other income                                          61             30             93             139
Interest expense                                              (10,720)        (9,117)       (21,349)        (17,961)
                                                       --------------  -------------  -------------  --------------

Income before gain on issuance of units by KPP,
   income taxes, interest of outside non-controlling
   partners in KPP's net income and cumulative effect
   of change in accounting principle                           25,875         23,618         48,193          48,607

Gain on issuance of units by KPP                                -               -              -             10,898

Income tax expense                                               (606)        (1,199)        (1,769)         (2,628)
Interest of outside non-controlling
   partners in KPP's net income                               (17,874)       (16,931)       (33,034)        (34,517)
                                                       --------------  -------------  -------------  --------------
Income before cumulative effect of change
   in accounting principle                                      7,395          5,488         13,390          22,360

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for asset retirement obligations                    -               -              -               (313)
                                                       --------------  -------------  -------------  --------------
Net income                                             $        7,395  $       5,488  $      13,390  $       22,047
                                                       ==============  =============  =============  ==============


                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES

(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003            2004           2003
                                                       --------------  -------------  -------------  --------------
Earnings per share:
   Basic:
      Before cumulative effect of change
        in accounting principle                        $          .63  $         .48  $        1.15  $         1.95
      Cumulative effect of change in
        accounting principle                                    -               -              -               (.03)
                                                       --------------  -------------  -------------  --------------
                                                       $          .63  $         .48  $        1.15  $         1.92
                                                       ==============  =============  =============  ==============
   Diluted:
      Before cumulative effect of change
        in accounting principle                        $          .62  $         .47  $        1.12  $         1.91
      Cumulative effect of change in
        accounting principle                                    -               -              -               (.03)
                                                       --------------  -------------  -------------  --------------
                                                       $          .62  $         .47  $        1.12  $         1.88
                                                       ==============  =============  =============  ==============


                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                               June 30,              December 31,
                                                                                 2004                   2003
                                                                           ---------------       ------------------
                                                                              (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        43,712       $        43,457
    Accounts receivable                                                             74,791                60,684
    Inventories                                                                     24,742                18,637
    Prepaid expenses and other                                                      12,325                 9,650
                                                                           ---------------       ---------------
        Total current assets                                                       155,570               132,428
                                                                           ---------------       ---------------

Property and equipment                                                           1,385,519             1,360,523
Less accumulated depreciation                                                      272,659               247,503
                                                                           ---------------       ---------------
    Net property and equipment                                                   1,112,860             1,113,020
                                                                           ---------------       ---------------

Investment in affiliates                                                            25,953                25,456

Excess of cost over fair value of net assets of
    acquired business and other assets                                              20,669                20,663
                                                                           ---------------       ---------------
                                                                           $     1,315,052       $     1,291,567
                                                                           ===============       ===============


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $        49,439       $        36,916
    Accrued expenses                                                                41,881                39,307
    Accrued interest payable                                                         8,414                 9,303
    Accrued distributions payable to shareholders                                    5,801                 5,567
    Accrued distributions payable to outside non-controlling
        partners in KPP                                                             19,854                19,507
    Deferred terminaling fees                                                        8,067                 7,061
                                                                           ---------------       ---------------
        Total current liabilities                                                  133,456               117,661
                                                                           ---------------       ---------------

Long-term debt                                                                     649,922               636,308

Other liabilities and deferred taxes                                                52,761                52,242

Interest of outside non-controlling partners in KPP                                399,533               407,635

Commitments and contingencies

Shareholders' equity                                                                79,380                77,721
                                                                           ---------------       ---------------
                                                                           $     1,315,052       $     1,291,567
                                                                           ===============       ===============



                 See notes to consolidated financial statements.

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                           ----------------------------------------
                                                                                2004                      2003
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      13,390             $       22,047
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Gain on issuance of units by KPP                                            -                       (10,898)
        Depreciation and amortization                                             27,645                     26,647
        Equity in earnings of affiliates, net of distributions                      (497)                      (343)
        Interest of outside non-controlling partners
           in KPP's net income                                                    33,034                     34,517
        Deferred income taxes                                                       (230)                     1,916
        Gain on sale of assets                                                      (792)                     -
        Cumulative effect of change in accounting principle                         -                           313
        Changes in working capital components                                     (7,617)                     2,003
                                                                           -------------             --------------
           Net cash provided by operating activities                              64,933                     76,202
                                                                           -------------             --------------

Investing activities:
   Capital expenditures, primarily KPP                                           (17,340)                   (22,516)
   Acquisitions by KPP                                                           (12,478)                     -
   Other                                                                            (722)                       (71)
                                                                           -------------             --------------
        Net cash used in investing activities                                    (30,540)                   (22,587)
                                                                           -------------             --------------
Financing activities:
   Issuance of debt, primarily KPP                                                17,923                    286,377
   Payments on debt                                                               (2,000)                  (384,163)
   Distributions to shareholders                                                 (11,134)                    (9,773)
   Distributions to outside non-controlling
      partners in KPP                                                            (39,014)                   (34,688)
   Net of proceeds from issuance of units by KPP                                    -                       109,056
   Other                                                                              87                        145
                                                                           -------------             --------------
        Net cash used in financing activities                                    (34,138)                   (33,046)
                                                                           -------------             --------------

Increase in cash and cash equivalents                                                255                     20,569
Cash and cash equivalents at beginning of period                                  43,457                     24,477
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      43,712             $       45,046
                                                                           =============             ==============
Supplemental cash flow information - cash paid for interest                $      20,899             $       14,703
                                                                           =============             ==============



                 See notes to consolidated financial statements.
                                        4

KANEB SERVICES LLC AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements reflect the results of operations of Kaneb Services LLC (the "Company"), its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest as of June 30, 2004. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at June 30, 2004, and the consolidated results of their operations and cash flows for the periods ended June 30, 2004 and 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior year financial statement items have been reclassified to conform with the 2004 presentation.

     In December of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its share option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the fair value of share options issued.

     The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                     -------------------------------  -----------------------------
                                                           2004            2003            2004           2003
                                                     ----------------  -------------  -------------  --------------
                                                                  (in thousands - except per share data)

      Reported net income                            $          7,395   $      5,488  $      13,390  $       22,047

      Share-based employee compensation
        expense determined under the fair
        value based method                                        (13)           (30)           (34)            (42)
                                                     ----------------   ------------  -------------  --------------
      Pro forma net income                           $          7,382   $      5,458  $      13,356  $       22,005
                                                     ================   ============  =============  ==============

      Earning per share:
        Basic - as reported                          $            .63   $        .48  $        1.15  $         1.92
                                                     ================   ============  =============  ==============
        Basic - pro forma                            $            .63   $        .48  $        1.14  $         1.92
                                                     ================   ============  =============  ==============

        Diluted - as reported                        $            .62   $        .47  $        1.12  $         1.88
                                                     ================   ============  =============  ==============
        Diluted - pro forma                          $            .62   $        .46  $        1.12  $         1.88
                                                     ================   ============  =============  ==============


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

     In April of 2003, KPP entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At June 30, 2004, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At June 30, 2004, $68.7 million was outstanding under the credit agreement.

     On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or other partners. At June 30, 2004, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2004 and 2003, is as follows:

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                     -------------------------------  -----------------------------
                                                           2004            2003            2004           2003
                                                     ----------------  -------------  -------------  --------------
                                                                              (in thousands)

     Net income                                      $          7,395  $       5,488  $      13,390  $       22,047
     Foreign currency translation
       adjustment                                                (402)           810           (451)          1,332
     Unamortized loss on interest rate
       hedging transaction (Note 2)                                 8           (351)            17            (351)
                                                     ----------------  -------------  -------------  --------------
     Comprehensive income                            $          7,001  $       5,947  $      12,956  $       23,028
                                                     ================  =============  =============  ==============


     Accumulated other comprehensive income aggregated $2.0 million at June 30, 2004 and $2.4 million at December 31, 2003, respectively.


4.   CASH DISTRIBUTIONS

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. A cash distribution of $0.475 per share with respect to the first quarter of 2004 was paid on May 14, 2004. A cash distribution of $0.495 per share with respect to the second quarter of 2004 was declared to holders of record on July 30, 2004 and will be paid on August 13, 2004.


5.   EARNINGS PER SHARE

     Earnings per share for the three and six months ended June 30, 2004 and 2003, is calculated using the Company's basic and diluted weighted average shares outstanding for the period. For the three months ended June 30, 2004 and 2003, basic weighted average shares outstanding were 11,693,000 and 11,469,000, respectively, and diluted weighted average shares outstanding were 11,911,000 and 11,747,000, respectively. For the six months ended June 30, 2004 and 2003, basic weighted average shares outstanding were
     11,680,000 and 11,466,000, respectively, and diluted weighted average shares outstanding were 11,907,000 and 11,716,000, respectively.


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

     Certain subsidiaries of KPP were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early
     1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned before 1978, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of KPP acquired the abandoned pipeline as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it had incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of KPP's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

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

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. In June of 2004, the DOT issued a final order reducing the penalty to $256,250 jointly against ST Services and PEPCO and $74,000 against ST Services. The DOT granted ST Services' request to extend the time to file a motion to reconsider the final order. ST Services has moved for reconsideration of the order based on facts which were not previously available to the DOT and ST Services.

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

     The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.


7.   BUSINESS SEGMENT DATA

     The Company conducts business through three principal operations: the "Pipeline Operations" of KPP, which consists primarily of the transportation of refined petroleum products and fertilizer in the Midwestern states as a common carrier; the "Terminaling Operations" of KPP, which provides storage for petroleum products, specialty chemicals and other liquids; and the "Product Marketing Services," which provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions, delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial interests. General corporate includes accounting, tax, finance, legal, investor relations and other corporate expenses not related to the segments. General corporate assets include cash, receivable from affiliates of the Company and other assets not related to the segments.

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                          Three Months  Ended               Six Months Ended
                                                               June 30,                         June 30,
                                                    ------------------------------   ------------------------------
                                                         2004            2003             2004            2003
                                                    -------------    -------------   -------------   --------------
                                                                           (in thousands)

     Business segment revenues:
       Pipeline operations                          $      30,610    $      29,350   $      58,513   $       57,358
       Terminaling operations                              63,448           60,111         126,243          118,797
       Product marketing operations                       160,144          129,193         302,625          260,968
                                                    -------------    -------------   -------------   --------------
                                                    $     254,202    $     218,654   $     487,381   $      437,123
                                                    =============    =============   =============   ==============
     Business segment profit:
       Pipeline operations                          $      12,024    $      12,220   $      23,234   $       24,197
       Terminaling operations                              20,876           17,795          39,360           35,835
       Product marketing operations                         4,156            3,210           7,910            7,415
       General corporate                                     (522)            (520)         (1,055)          (1,018)
                                                    -------------    -------------   -------------     ------------
       Operating income                                    36,534           32,705          69,449           66,429
       Interest and other income                               61               30              93              139
       Interest expense                                   (10,720)          (9,117)        (21,349)         (17,961)
                                                    -------------    -------------   -------------   --------------
       Income before gain on issuance of
         units by KPP, income taxes, interest
         of outside non-controlling partners in
         KPP's net income and cumulative effect
         of change in accounting principle          $      25,875    $      23,618   $      48,193   $       48,607
                                                    =============    =============   =============   ==============


                                                                                      June 30,         December 31,
                                                                                        2004               2003
                                                                                    -------------    -----------------
                                                                                            (in thousands)
     Total assets:
       Pipeline operations                                                          $     351,553    $      352,901
       Terminaling operations                                                             871,785           874,185
       Product marketing operations                                                        85,941            58,161
       General corporate                                                                    5,773             6,320
                                                                                    -------------    --------------
                                                                                    $   1,315,052    $    1,291,567
                                                                                    =============    ==============


8.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Company recorded an asset retirement obligation of approximately $5.5 million and recognized a cumulative effect of change in accounting principle of $0.3 million, after interest of outside non-controlling partners in KPP's net income, for its legal obligations to dismantle, dispose of, and restore certain leased KPP pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. The Company did not record a retirement obligation for certain of KPP's pipeline and terminaling assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation. At June 30, 2004, the Company had no assets which were legally restricted for purposes of settling asset retirement obligations. The application of SFAS No. 143 did not have a material impact on the results of operations of the Company for the three and six months ended June 30, 2004 or 2003.

     In December 2003, the FASB issued  Interpretation  No. 46 (revised December
     2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities
     (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Company.

                                                                      Schedule I

KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------


                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003            2004           2003
                                                       --------------  -------------  -------------  --------------

General and administrative expenses                    $         (500) $        (491) $        (941) $         (953)
Interest expense                                                 (137)          (159)          (274)           (327)
Interest and other income                                       -                 17              1              19
Equity in earnings of subsidiaries                              8,032          6,121         14,604          12,723
Equity in earnings of subsidiaries - gain
    on issuance of units by KPP                                 -               -              -             10,898
                                                       --------------  -------------  -------------  --------------
Income before cumulative effect of change
   in accounting principle                                      7,395          5,488         13,390          22,360

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for asset retirement obligations                    -               -              -               (313)
                                                       --------------  -------------  -------------  --------------
Net income                                             $        7,395  $       5,488  $      13,390  $       22,047
                                                       ==============  =============  =============  ==============

Earnings per share:
   Basic:
      Before cumulative effect of change
        in accounting principle                        $          .63  $        .48   $        1.15  $         1.95
      Cumulative effect of change in
        accounting principle                                     -              -               -              (.03)
                                                       --------------  ------------   -------------  --------------
                                                       $          .63  $        .48   $        1.15  $         1.92
                                                       ==============  ============   =============  ==============
   Diluted:
      Before cumulative effect of change
        in accounting principle                        $          .62  $        .47   $        1.12  $         1.91
      Cumulative effect of change in
        accounting principle                                      -             -               -              (.03)
                                                       --------------  ------------   -------------  --------------
                                                       $          .62  $        .47   $        1.12  $         1.88
                                                       ==============  ============   =============  ==============


               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       15

                                                                      Schedule I
                                                                     (Continued)
KANEB SERVICES LLC (PARENT COMPANY)


CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              June 30,              December 31,
                                                                                2004                    2003
                                                                          ---------------          -------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $          867          $       1,544
    Prepaid expenses and other                                                        216                    149
                                                                           --------------          -------------
        Total current assets                                                        1,083                  1,693
                                                                           --------------          -------------

Investments in and advances to subsidiaries                                       106,296                106,068

Other assets                                                                          442                    498
                                                                           --------------          -------------
                                                                           $      107,821          $     108,259
                                                                           ==============          =============


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                                       $          615          $       1,112
    Accrued distributions payable to shareholders                                   5,801                  5,567
                                                                           --------------          -------------
        Total current liabilities                                                   6,416                  6,679
                                                                           --------------          -------------

Long-term debt                                                                     14,500                 16,500

Long-term payables and other liabilities                                            7,525                  7,359

Commitments and contingencies

Shareholders' equity                                                               79,380                 77,721
                                                                           --------------          -------------
                                                                           $      107,821          $     108,259
                                                                           ==============          =============




               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       16

                                                                      Schedule I
                                                                     (Continued)

KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                           ----------------------------------------
                                                                                2004                      2003
                                                                           -------------             --------------

Operating activities:
    Net income                                                             $      13,390             $       22,047
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Equity in earnings of subsidiaries, net of
               distributions                                                        (678)                   (12,277)
           Cumulative effect of change in accounting
               principle                                                            -                           313
           Changes in current assets and liabilities                                (564)                       338
                                                                           -------------             --------------
               Net cash provided by operating activities                          12,148                     10,421
                                                                           -------------             --------------

Investing activities:
    Changes in other assets                                                           56                         55
                                                                           -------------             --------------
               Net cash provided by investing activities                              56                         55
                                                                           -------------             --------------

Financing activities:
    Payments on debt                                                              (2,000)                      (625)
    Distributions to shareholders                                                (11,134)                    (9,773)
    Changes in long-term payables and other liabilities                              166                        221
    Other                                                                             87                        145
                                                                           -------------             --------------
               Net cash used in financing activities                             (12,881)                   (10,032)
                                                                           -------------             --------------

Increase (decrease) in cash and cash equivalents                                    (677)                       444

Cash and cash equivalents at beginning of period                                   1,544                      1,695
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $         867             $        2,139
                                                                           =============             ==============


               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       17

KANEB SERVICES LLC AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the condensed consolidated financial statements of Kaneb Services LLC (the "Company") and notes thereto included elsewhere in this report. The consolidated financial information reflects the results of operations of the Company, its wholly owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP").

     Overview

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of the Company, formed KPP to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interests and an 18% (at June 30, 2004) limited partner interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of KPP and a 1% interest as general partner of KPOP.

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

     KPP's terminaling business is one of the largest independent petroleum products and specialty liquids terminaling businesses in the United States. In the United States, KPP operates 37 facilities in 20 states. KPP also owns and operates six terminals located in the United Kingdom, eight terminals in Australia and New Zealand, a terminal on the Island of St. Eustatius, Netherlands Antilles, and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

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

     Consolidated Results of Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2004           2003                2004           2003
                                                     -----------     -----------        -----------     -----------
                                                                (in thousands - except per share amounts)
       Consolidated revenues                         $   254,202     $   218,654        $   487,381     $   437,123
                                                     ===========     ===========        ===========     ===========
       Consolidated operating income                 $    36,534     $    32,705        $    69,449     $    66,429
                                                     ===========     ===========        ===========     ===========

       Consolidated income before gain
            on issuance of units by KPP and
            cumulative effect of change in
            accounting principle                     $     7,395     $     5,488        $    13,390     $    11,462
                                                     ===========     ===========        ===========     ===========
       Consolidated net income                       $     7,395     $     5,488        $    13,390     $    22,047
                                                     ===========     ===========        ===========     ===========

       Earnings per share:
            Basic:
                Before cumulative effect of
                    change in accounting
                    principle                        $      0.63     $      0.48         $      1.15    $      1.95
                Cumulative effect of change
                    in accounting principle                 -               -                  -              (0.03)
                                                     -----------     -----------         -----------    -----------
                                                     $      0.63     $      0.48         $      1.15    $      1.92
                                                     ===========     ===========         ===========    ===========
            Diluted:
                Before cumulative effect of
                    change in accounting
                    principle                        $      0.62     $      0.47         $      1.12    $      1.91
                Cumulative effect of change
                    in accounting principle                 -               -                   -             (0.03)
                                                     -----------     -----------         -----------    -----------
                                                     $      0.62     $      0.47         $      1.12    $      1.88
                                                     ===========     ===========         ===========    ===========

       Cash distributions declared per share         $     0.495     $    0.4375         $     0.970    $     0.875
                                                     ===========     ===========         ===========    ===========
       Consolidated capital expenditures,
             excluding acquisitions                  $     9,993     $    10,778         $    17,340    $    22,516
                                                     ===========     ===========         ===========    ===========

     For the three months ended June 30, 2004, consolidated revenues increased by $35.5 million, or 16%, when compared to the second quarter of 2003, due to a $31.0 million increase in product marketing revenues, a $3.3 million increase in terminaling business revenues and a $1.3 million increase in pipeline revenues. Consolidated operating income for the three months ended June 30, 2004 increased by $3.8 million, or 12%, when compared to the same period in 2003, due to a $3.1 million increase in terminaling operating income and a $0.9 million increase in product marketing operating income, partially offset by a $0.2 million decrease in pipeline operating income. For the three months ended June 30, 2004, interest expense increase by $1.6 million, when compared to the same period in 2003. Overall, net income for the three months ended June 30, 2004 increased by $1.9 million, or 35%, when compared to the three month period ended June 30, 2003.

     For the six months ended June 30, 2004, consolidated revenues increased by $50.3 million, or 11%, when compared to the same 2003 period, due to a $41.7 million increase in product marketing revenues, a $7.4 million increase in terminaling business revenues and a $1.2 million increase in pipeline revenues. Consolidated operating income for the six months ended June 30, 2004 increased by $3.0 million, or 5%, when compared to the same period in 2003, due to a $3.5 million increase in terminaling operating income and a $0.5 million increase in product marketing operating income, partially offset by a $1.0 million decrease in pipeline operating income. Interest expense for the six months ended June 30, 2004 increased by $3.4 million, when compared to the six months ended June 30, 2003. Income for the six months ended June 30, 2004, before gain on issuance of units by KPP and cumulative effect of change in accounting principle, increased by $1.9 million, or 17%, when compared to the six months end June 30, 2003. Overall, net income for the six months ended June 30, 2004 decreased by $8.7 million, when compared to the six month period ended June 30, 2003, which includes a $10.9 million gain on issuance of units by KPP (see "Liquidity and Capital Resources").

     Pipeline Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2004           2003                2004           2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    30,610     $    29,350        $    58,513     $    57,358
     Operating costs                                      13,180          12,066             24,667          23,307
     Depreciation and amortization                         3,624           3,511              7,223           7,008
     General and administrative                            1,782           1,553              3,389           2,846
                                                     -----------     -----------        -----------     -----------
     Operating income                                $    12,024     $    12,220        $    23,234     $    24,197
                                                     ===========     ===========        ===========     ===========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or the Surface Transportation Board, the pipelines compete primarily on the basis of quality of service, including delivery of products at convenient locations on a timely basis to meet the needs of their customers. For the three and six month periods ended June 30, 2004, revenues increased by $1.3 million and $1.2 million, respectively, when compared to the same 2003 periods, due to increases in barrel miles of petroleum products shipped, partially offset by a decrease in the volumes shipped on the anhydrous ammonia pipeline. Barrel miles on petroleum pipelines totaled 5.7 billion and 5.2 billion for the three months ended June 30, 2004 and 2003, respectively, and 10.8 billion and 10.4 billion for the six months ended June 30, 2004 and 2003, respectively. Total volumes shipped on the anhydrous ammonia pipeline aggregated 279,000 and 284,000 tons for the three months ended June 30, 2004 and 2003, respectively, and 576,000 and 588,000 tons for the six months ended June 30, 2004 and 2003, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.1 million and $1.4 million, respectively, for the three and six month periods ended June 30, 2004, when compared to the same 2003 periods, due to unusually high expenses relating to preventive and other maintenance and repairs, including those required by government regulation, and increases in power and fuel costs. For the three and six months ended June 30, 2004, depreciation and amortization increased by $0.1 million and $0.2 million, respectively, when compared to the same 2003 periods, due primarily to routine maintenance capital expenditures. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs, increased by $0.2 million and $0.5 million for the three and six month periods ended June 30, 2004, respectively, when compared to the same 2003 periods, due primarily to increases in personnel-related costs.

     Terminaling Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2004           2003                2004           2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $    63,448     $    60,111        $   126,243     $   118,797
     Operating costs                                      28,598          28,058             58,941          55,335
     Depreciation and amortization                         9,896           9,856             19,980          19,100
     General and administrative                            4,078           4,402              7,962           8,527
                                                     -----------     -----------        -----------     -----------
     Operating income                                $    20,876     $    17,795        $    39,360     $    35,835
                                                     ===========     ===========        ===========     ===========

     For the three and six month periods ended June 30, 2004, terminaling revenues increased by $3.3 million, or 6%, and $7.4 million, or 6%, respectively, when compared to the same 2003 periods, due to increases in the average price realized per barrel of tankage utilized. Average tankage utilized for the three and six month periods ended June 30, 2004 was 48.1 million and 48.1 million, respectively, compared to 47.9 million and 47.7 million, respectively, for the same prior year periods. For the three and six month periods ended June 30, 2004, average annualized revenues per barrel of tankage utilized increased to $5.31 per barrel and $5.28 per barrel, respectively, compared to $5.04 per barrel and $5.02 per barrel, respectively, for the same prior year periods, due primarily to favorable market conditions domestically and in Australia and New Zealand.

     For the three and six month periods ended June 30, 2004, operating costs increased by $0.5 million and $3.6 million, respectively, when compared to the same 2003 periods, a result of overall increases in planned terminal maintenance. For the six months ended June 30, 2004, depreciation and amortization increased by $0.9 million, when compared to the same 2003 period, due to expansion and routine maintenance capital expenditures. General and administrative costs for the three and six month periods ended June 30, 2004, decreased by $0.3 million and $0.6 million, respectively, when compared to the same 2003 periods.


     Product Marketing Services

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2004           2003                2004           2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $   160,144     $   129,193        $   302,625     $   260,968
     Cost of products sold                               153,364         122,437            289,795         246,764
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     6,780     $     6,756        $    12,830     $    14,204
                                                     ===========     ===========        ===========     ===========
     Operating income                                $     4,156     $     3,210        $     7,910     $     7,415
                                                     ===========     ===========        ===========     ===========

     For the three and six month periods ended June 30, 2004, revenues for the product marketing business increased by $31.0 million, or 24%, and $41.7 million, or 16%, respectively, when compared to the same 2003 periods. The increase in revenues for the three and six months ended June 30, 2004, when compared to the same 2003 periods, was the result of increases in both volumes sold and the overall increase in sales price realized. Gallons sold totaled 164 million and 160 million, respectively, for the three months ended June 30, 2004 and 2003, and 331 million and 312 million, respectively, for the six months ended June 30, 2004 and 2003. For the three and six month periods ended June 30, 2004, the average price realized per gallon of product sold increased to $0.97 and $0.92 per gallon, compared to $0.81 and $0.84 per gallon, respectively, for the same 2003 periods. Gross margin increased slightly for the three months ended June 30, 2004 and decreased by $1.4 million for the six months ended June 30, 2004, when compared to the same 2003 periods, due to variations in prices resulting from the timing of purchases and sales. For the three and six months ended June 30, 2004, operating income increased by $0.9 million and $0.5 million, respectively, when compared to the same 2003 periods, due to higher volumes and overall decreases in operating costs, partially offset by the per-unit decrease in operating margin. Product inventories are maintained at minimum levels to meet customers' needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.

     Interest Expense

     For the three months ended June 30, 2004, interest expense increased by $1.6 million, when compared to the same 2003 period, due primarily to KPP's May 2003 refinancing of variable rate bank debt with $250 million of 5.875% senior unsecured notes (see "Liquidity and Capital Resources").

     For the six months ended June 30, 2004, interest expense increased by $3.4 million, when compared to the same 2003 period, due to KPP's May 2003 refinancing of variable rate bank debt with $250 million of 5.875% senior unsecured notes, partially offset by overall declines in debt levels outstanding due to KPP's March 2003 issuance of limited partnership units (see "Liquidity and Capital Resources").

     Income Taxes

     KPP's partnership operations are not subject to federal or state income taxes. However, certain KPP operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $0.6 million and $1.3 million for the three month periods ended June 30, 2004 and 2003, respectively and $1.8 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively.

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

     Liquidity and Capital Resources

     Cash provided by operations, including the operations of KPP, was $64.9 million and $76.2 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in operating cash flows was due primarily to changes in working capital components resulting from the timing of cash receipts and disbursements, primarily in the Company's product marketing business.

     Capital expenditures (related primarily to KPP) were $17.3 million for the six months ended June 30, 2004, compared to $22.5 million during the same 2003 period. Such expenditures included $11.6 million and $12.1 million in maintenance and environmental expenditures and $5.7 million and $10.4 million in expansion expenditures for the six months ended June 30, 2004 and 2003, respectively. The decrease in capital expenditures for the first six months of 2004, when compared to the same 2003 period, is the result of decreases in planned maintenance and expansion capital expenditures related to KPP's terminaling business. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected to be, significant. KPP anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $28 million to $32 million in 2004. Future capital expenditures of KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year, or thereafter, or that KPP will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. A cash distribution of $0.475 per share with respect to the first quarter of 2004 was paid on May 14, 2004. A cash distribution of $0.495 per share with respect to the second quarter of 2004 was declared to holders of record on July 30, 2004 and will be paid on August 13, 2004.

     The Company expects to fund future cash distributions with anticipated cash flows from KPP distributions. KPP expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional KPP bank borrowings and/or future KPP public equity or debt offerings.

     The Company has a credit agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, has a variable rate commitment fee on unused amounts and contains certain financial and operational covenants. At June 30, 2004, the Company was in compliance with all covenants. The credit facility is secured by 4.6 million KPP limited partnership units. At June 30, 2004, $14.5 million was drawn on the credit facility.

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

     In April of 2003, KPP entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At June 30, 2004, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At June 30, 2004, $68.7 million was outstanding under the credit agreement.

     On May 19 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company and other partners. At June 30, 2004, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

     The following is a schedule by period of the Company's (including KPP's) debt repayment obligations and material contractual commitments as of June 30, 2004:

                                                         Less than                                        After
                                           Total          1 year       1 -3 years    4 -5 years          5 years
                                         ----------    ----------      ----------    -----------     --------------
                                                                    (in thousands)
     Debt:
       Revolving credit facility          $   14,500   $      -         $    -       $     14,500    $      -
       Revolving credit facility
          of subsidiary                        5,535          -               5,535         -               -
       KPP revolving credit facility          68,669          -              68,669         -               -
       KPP 7.75% senior unsecured
          notes                              250,000          -              -              -               250,000
       KPP 5.875% senior unsecured
          notes                              250,000          -              -              -               250,000
       Other KPP bank debt                    61,218          -              61,218         -               -
                                          ----------   ------------     -----------  ------------    --------------
          Debt subtotal                      649,922          -             135,422        14,500           500,000
                                          ----------   ------------     -----------  ------------    --------------
     Contractual commitments:
       Operating leases, primarily KPP        23,691          8,430          13,929         1,332           -
                                          ----------   ------------     -----------  ------------    --------------
          Contractual commitments
              subtotal                        23,691          8,430          13,929         1,332           -
                                          ----------   ------------     -----------  ------------    --------------
          Total                           $  673,613   $      8,430     $   149,351  $     15,832    $      500,000
                                          ==========   ============     ===========  ============    ==============


     Additional information relative to sources and uses of cash is presented in the consolidated financial statements included in this report.

     Off-Balance Sheet Transactions

     The Company was not a party of any off-balance sheet transactions at June 30, 2004.

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

     The carrying value of KPP's property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis for determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized by KPP under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of KPP for the three and six month periods ended June 30, 2004 and 2003. However, future evaluations of carrying value are dependent on many factors, several of which are out of KPP's control, including demand for refined petroleum products and terminaling services in KPP's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of KPP.

     KPP environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded by KPP when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or KPP's commitment to a formal plan of action. The application of KPP's environmental accounting policies did not have a material impact on the results of operations of KPP for the three and six month periods ended June 30, 2004 and 2003. Although KPP believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of KPP could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of KPP.

     Recent Accounting Pronouncement

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Company.

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

The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $149.9 million (including KPP's debt) at June 30, 2004, a one percent increase in interest rates would increase annual net interest expense by approximately $1.5 million.

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

A portion of KPP's terminaling business is exposed to fluctuations in foreign currency exchange rates. Such fluctuations were not significant for the three and six months ended June 30, 2004 or 2003.


Item 4.  Controls and Procedures

The Company's principal executive officer and principal financial officer, after evaluating, as of June 30, 2004, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

During the quarter ended June 30, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed May 3, 2004.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANEB SERVICES LLC
                                         (Registrant)


Date:   August 9, 2004                       //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)

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


Date:  August 9, 2004



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


Date: August 9, 2004



                                             //s//  HOWARD C. WADSWORTH
                                            ------------------------------------
                                            Howard C. Wadsworth
                                            Chief Financial Officer

                                                                    Exhibit 32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Executive Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  August 9, 2004



                                               //s//  JOHN R. BARNES
                                           -------------------------------------
                                           John R. Barnes
                                           President and Chief Executive Officer

                                                                    Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Financial Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 9, 2004



                                             //s//  HOWARD C. WADSWORTH
                                            ------------------------------------
                                            Howard C. Wadsworth
                                            Chief Financial Officer