Form 10-Q
period 2004-09-30
KANEB SERVICES LLC
filed 2004-11-08
CIK 1137154

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

                For the Quarterly Period Ended September 30, 2004

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

         Yes     X                                         No
             ----------                                       ----------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes     X                                         No
             ----------                                       ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Shares                           Outstanding at October 29, 2004
----------------------                           -------------------------------
     No par value                                      11,692,328 shares

--------------------------------------------------------------------------------

KANEB SERVICES LLC  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

                                                                                               Page No.
                         Part I. Financial Information

Item 1   (a) (1). Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three and Nine Months Ended
                     September 30, 2004 and 2003                                                  1

                  Condensed Consolidated Balance Sheets - September 30, 2004
                     and December 31, 2003                                                        3

                  Condensed Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 2004 and 2003                                     4

                  Notes to Consolidated Financial Statements                                      5

         (a)(2). Financial Statement Schedules (Unaudited)

                  Schedule I - Kaneb Services LLC (Parent Company)
                      Condensed Financial Statements:

                         Statements of Income - Three and Nine Months
                             Ended September 30, 2004 and 2003                                   16

                         Balance Sheets - September 30, 2004 and December 31, 2003               17

                         Statements of Cash Flows - Nine Months Ended
                             September 30, 2004 and 2003                                         18

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                               19

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                      32

Item 4.           Controls and Procedures                                                        32

                           Part II. Other Information

Item 6.           Exhibits                                                                       33


KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------

Revenues:
   Services                                            $       95,898  $      89,539  $     280,654  $      265,694
   Products                                                   176,344        125,053        478,969         386,021
                                                       --------------  -------------  -------------  --------------
      Total revenues                                          272,242        214,592        759,623         651,715
                                                       --------------  -------------  -------------  --------------
Costs and expenses:
   Cost of products sold                                      168,458        119,767        458,253         366,531
   Operating costs                                             46,648         42,577        133,443         126,190
   Depreciation and amortization                               14,056         13,198         41,701          39,845
   General and administrative                                   8,153          6,799         21,850          20,469
                                                       --------------  -------------  -------------  --------------
      Total costs and expenses                                237,315        182,341        655,247         553,035
                                                       --------------  -------------  -------------  --------------
Operating income                                               34,927         32,251        104,376          98,680
Interest and other income                                         148             69            241             208
Interest expense                                              (10,930)       (10,855)       (32,279)        (28,816)
                                                       --------------  -------------  -------------  --------------
Income before gain on issuance of units by KPP,
   income taxes, interest of outside non-controlling
   partners in KPP's net income and cumulative effect
   of change in accounting principle                           24,145         21,465         72,338          70,072
Gain on issuance of units by KPP                                -               -              -             10,898
Income tax expense                                             (1,259)          (969)        (3,028)         (3,597)
Interest of outside non-controlling
   partners in KPP's net income                               (16,075)       (14,634)       (49,109)        (49,151)
                                                       --------------  -------------  -------------  --------------
Income before cumulative effect of
   change in accounting principle                               6,811          5,862         20,201          28,222

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for asset retirement obligations                     -              -              -               (313)
                                                       --------------  -------------  -------------  --------------
Net income                                             $        6,811  $       5,862  $      20,201  $       27,909
                                                       ==============  =============  =============  ==============


                      See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES

(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------

Earnings per share:
   Basic:
      Before cumulative effect of change
        in accounting principle                        $          .58  $         .50  $        1.72  $        2.45
      Cumulative effect of change in
        accounting principle                                    -               -              -              (.03)
                                                       --------------  -------------  -------------  -------------
                                                       $          .58  $         .50  $        1.72  $        2.42
                                                       ==============  =============  =============  =============
   Diluted:
      Before cumulative effect of change
        in accounting principle                        $          .57  $         .49  $        1.70  $        2.41
      Cumulative effect of change in
        accounting principle                                    -               -              -              (.03)
                                                       --------------  -------------  -------------  -------------
                                                       $          .57  $         .49  $        1.70  $        2.38
                                                       ==============  =============  =============  =============



                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                             September 30,          December 31,
                                                                                 2004                   2003
                                                                           ---------------       ------------------
                                                                              (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        50,019       $        43,457
    Accounts receivable                                                             84,940                60,684
    Inventories                                                                     22,101                18,637
    Prepaid expenses and other                                                       8,933                 9,650
                                                                           ---------------       ---------------
        Total current assets                                                       165,993               132,428
                                                                           ---------------       ---------------
Property and equipment                                                           1,422,132             1,360,523
Less accumulated depreciation                                                      286,447               247,503
                                                                           ---------------       ---------------
    Net property and equipment                                                   1,135,685             1,113,020
                                                                           ---------------       ---------------
Investment in affiliates                                                            26,277                25,456
Excess of cost over fair value of net assets of
    acquired business and other assets                                              22,332                20,663
                                                                           ---------------       ---------------
                                                                           $     1,350,287       $     1,291,567
                                                                           ===============       ===============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $        51,857       $        36,916
    Accrued expenses                                                                38,582                39,307
    Accrued interest payable                                                         8,729                 9,303
    Accrued distributions payable to shareholders                                    5,801                 5,567
    Accrued distributions payable to outside non-controlling
        partners in KPP                                                             19,863                19,507
    Deferred terminaling fees                                                        8,669                 7,061
                                                                           ---------------       ---------------
        Total current liabilities                                                  133,501               117,661
                                                                           ---------------       ---------------
Long-term debt                                                                     685,775               636,308

Other liabilities and deferred taxes                                                52,746                52,242

Interest of outside non-controlling partners in KPP                                397,305               407,635

Commitments and contingencies

Shareholders' equity                                                                80,960                77,721
                                                                           ---------------       ---------------
                                                                           $     1,350,287       $     1,291,567
                                                                           ===============       ===============


                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                           ----------------------------------------
                                                                                2004                      2003
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      20,201             $       27,909
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                             41,701                     39,845
        Equity in earnings of affiliates, net of distributions                      (821)                       123
        Interest of outside non-controlling partners
           in KPP's net income                                                    49,109                     49,151
        Gain on issuance of units by KPP                                            -                       (10,898)
        Deferred income taxes                                                        112                      2,361
        Cumulative effect of change in accounting principle                         -                           313
        Changes in working capital components                                    (11,697)                     6,512
                                                                           -------------             --------------
           Net cash provided by operating activities                              98,605                    115,316
                                                                           -------------             --------------
Investing activities:
   Acquisitions by KPP, net of cash acquired                                     (41,066)                    (1,644)
   Capital expenditures                                                          (25,754)                   (32,059)
   Other, net                                                                         16                     (2,196)
                                                                           -------------             --------------
        Net cash used in investing activities                                    (66,804)                   (35,899)
                                                                           -------------             --------------
Financing activities:
   Issuance of debt                                                               53,017                    286,360
   Payment of debt                                                                (2,500)                  (387,055)
   Distributions to shareholders                                                 (16,985)                   (14,915)
   Distributions to outside non-controlling
      partners in KPP                                                            (58,869)                   (53,498)
   Net proceeds from issuance of units by KPP                                       -                       109,056
   Other                                                                              98                        170
                                                                           -------------             --------------
        Net cash used in financing activities                                    (25,239)                   (59,882)
                                                                           -------------             --------------
Increase in cash and cash equivalents                                              6,562                     19,535
Cash and cash equivalents at beginning of period                                  43,457                     24,477
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      50,019             $       44,012
                                                                           =============             ==============
Supplemental cash flow information - cash paid for interest                $      31,900             $       26,489
                                                                           =============             ==============


                 See notes to consolidated financial statements.
                                        4

KANEB SERVICES LLC AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements reflect the results of operations of Kaneb Services LLC (the "Company"), its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest as of September 30, 2004. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at September 30, 2004, and the consolidated results of their operations and cash flows for the periods ended September 30, 2004 and 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior year financial statement items have been reclassified to conform with the 2004 presentation.

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

     The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                       -----------------------------  -----------------------------
                                                            2004            2003          2004            2003
                                                       --------------   ------------  -------------  --------------
                                                                  (in thousands - except per share data)
      Reported net income                              $        6,811   $      5,862  $      20,201  $       27,909

      Share-based employee compensation
        expense determined under the fair
        value based method                                        (74)           (21)          (108)            (63)
                                                       --------------   ------------  -------------  --------------
      Pro forma net income                             $        6,737   $      5,841  $      20,093  $       27,846
                                                       ==============   ============  =============  ==============
      Earning per share:
        Basic - as reported                            $          .58   $        .50  $        1.72  $         2.42
                                                       ==============   ============  =============  ==============
        Basic - pro forma                              $          .57   $        .50  $        1.71  $         2.42
                                                       ==============   ============  =============  ==============
        Diluted - as reported                          $          .57   $        .49  $        1.70  $         2.38
                                                       ==============   ============  =============  ==============
        Diluted - pro forma                            $          .56   $        .49  $        1.67  $         2.37
                                                       ==============   ============  =============  ==============


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

     In April of 2003, KPP entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At September 30, 2004, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At September 30, 2004, $90.7 million was outstanding under the credit agreement.

     On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or other partners. At September 30, 2004, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2004 and 2003, is as follows:

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                       -----------------------------  -----------------------------
                                                            2004            2003          2004            2003
                                                       --------------   ------------  -------------  --------------
                                                                              (in thousands)
     Net income                                      $          6,811  $       5,862  $      20,201  $       27,909
     Foreign currency translation
       adjustment                                                 370             72            (81)          1,404
       KPP interest rate hedging transactions                      10             10             27            (341)
                                                     ----------------  -------------  -------------  --------------
     Comprehensive income                            $          7,191  $       5,944  $      20,147  $       28,972
                                                     ================  =============  =============  ==============

     Accumulated other comprehensive income aggregated $2.4 million at September 30, 2004 and $2.4 million at December 31, 2003, respectively.

4.   CASH DISTRIBUTIONS

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned product marketing operations is being used to reduce working capital borrowings. Cash distributions of $0.475 and $0.495 per share with respect to the first and second quarters of 2004 were paid on May 14, 2004 and August 13, 2004, respectively. A cash distribution of $0.495 per share with respect to the third quarter of 2004 was declared to holders of record on October 31, 2004 and will be paid on November 12, 2004.


5.   EARNINGS PER SHARE

     Earnings per share for the three and nine months ended September 30, 2004 and 2003, is calculated using the Company's basic and diluted weighted average shares outstanding for the period. For the three months ended September 30, 2004 and 2003, basic weighted average shares outstanding were 11,785,000 and 11,635,000, respectively, and diluted weighted average shares outstanding were 11,968,000 and 11,889,000, respectively. For the nine months ended September 30, 2004 and 2003, basic weighted average shares outstanding were 11,716,000 and 11,521,000, respectively, and diluted weighted average shares outstanding were 11,902,000 and 11,751,000, respectively.


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

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                       -----------------------------  -----------------------------
                                                            2004            2003          2004            2003
                                                       --------------   ------------  -------------  --------------
                                                                              (in thousands)
    Business segment revenues:
       Pipeline operations                             $       30,589  $      31,449  $      89,102  $       88,807
       Terminaling operations                                  65,309         58,090        191,552         176,887
       Product marketing operations                           176,344        125,053        478,969         386,021
                                                       --------------  -------------  -------------  --------------
                                                       $      272,242  $     214,592  $     759,623  $      651,715
                                                       ==============  =============  =============  ==============
     Business segment profit:
       Pipeline operations                             $       11,569  $      14,839  $      34,803  $       39,036
       Terminaling operations                                  19,181         15,732         58,541          51,567
       Product marketing operations                             4,877          2,219         12,787           9,634
       General corporate                                         (700)          (539)        (1,755)         (1,557)
                                                       --------------  -------------  -------------  --------------
         Operating income                                      34,927         32,251        104,376          98,680
       Interest and other income                                  148             69            241             208
       Interest expense                                       (10,930)       (10,855)       (32,279)        (28,816)
                                                       --------------  -------------  -------------  --------------
       Income before gain on issuance of
         units by KPP, income taxes, interest
         of outside non-controlling partners
         in KPP's net income and cumulative
         effect of change in accounting principle      $       24,145  $      21,465  $      72,338  $       70,072
                                                       ==============  =============  =============  ==============


                                                                                    September 30,      December 31,
                                                                                        2004               2003
                                                                                    -------------    -----------------
                                                                                            (in thousands)
     Total assets:
       Pipeline operations                                                          $     358,474    $      352,901
       Terminaling operations                                                             898,600           874,185
       Product marketing operations                                                        88,300            58,161
       General corporate                                                                    4,913             6,320
                                                                                    -------------    --------------
                                                                                    $   1,350,287    $    1,291,567
                                                                                    =============    ==============


8.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Company recorded an asset retirement obligation of approximately $5.5 million and recognized a cumulative effect of change in accounting principle of $0.3 million, after interest of outside non-controlling partners in KPP's net income, for its legal obligations to dismantle, dispose of, and restore certain leased KPP pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. The Company did not record a retirement obligation for certain of KPP's pipeline and terminaling assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation. At September 30, 2004, the Company had no assets that were legally restricted for purposes of settling asset retirement obligations. The application of SFAS No. 143 did not have a material impact on the results of operations of the Company for the three and nine months ended September 30, 2004 or 2003.

     In December 2003, the FASB issued  Interpretation  No. 46 (revised December
     2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), primarily to clarify the required accounting for interests in variable interest entities ("VIEs"). This standard replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Company.


9.   SUBSEQUENT EVENT

     On October 31, 2004, Valero L.P. agreed to acquire by merger (the "KSL Merger") all of the outstanding common shares of the Company for cash. Under the terms of that agreement, Valero L.P. is offering to purchase all of the outstanding shares of the Company at $43.31 per share.

     In a separate definitive agreement, on October 31, 2004, Valero L.P. and KPP agreed to merge (the "KPP Merger"). Under the terms of that agreement, each holder of units of limited partnership interests in KPP will receive a number of Valero L.P. common units based on an exchange ratio that fluctuates within a fixed range to provide $61.50 in value of Valero L.P. units for each unit of KPP. The actual exchange ratio will be determined at the time of the closing of the proposed merger and is subject to a fixed value collar of plus or minus five percent of Valero L.P.'s per unit price of $57.25 as of October 7, 2004. Should Valero L.P.'s per unit price fall below $54.39 per unit, the exchange ratio will remain fixed at 1.1307 Valero L.P. units for each unit of KPP. Likewise, should Valero L.P.'s per unit price exceed $60.11 per unit, the exchange ratio will remain fixed at
     1.0231 Valero L.P. units for each unit of KPP.

     The completion of the KSL Merger is subject to the approval of the unitholders of Valero L.P. and the shareholders of the Company, as well as customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. The completion of the KSL Merger is also subject to completion of the KPP Merger, which requires the approval of its unitholders. The Company and KPP will become wholly owned subsidiaries of Valero L.P.

                                                                      Schedule I

KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003            2004            2003
                                                       --------------  -------------  -------------  --------------

General and administrative expenses                    $         (652) $        (509) $      (1,593) $       (1,462)
Interest expense                                                 (143)          (147)          (417)           (474)
Interest and other income                                           1              3              2               9
Equity in earnings of subsidiaries                              7,605          6,515         22,209          19,271
Equity in earnings of subsidiaries - gain
    on issuance of units by KPP                                 -                -             -             10,878
                                                       --------------  -------------  -------------  --------------
Income before cumulative effect of change
   in accounting principle                                      6,811          5,862         20,201          28,222

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for asset retirement obligations                    -               -              -               (313)
                                                       --------------  -------------  -------------  --------------
Net income                                             $        6,811  $       5,862  $      20,201  $       27,909
                                                       ==============  =============  =============  ==============
Earnings per share:
   Basic:
      Before cumulative effect of change
        in accounting principle                        $          .58  $         .50  $        1.72  $         2.45
      Cumulative effect of change in
        accounting principle                                    -               -               -              (.03)
                                                       --------------  -------------  -------------  --------------
                                                       $          .58  $         .50  $        1.72  $         2.42
                                                       ==============  =============  =============  ==============
   Diluted:
      Before cumulative effect of change
        in accounting principle                        $          .57  $         .49  $        1.70  $         2.41
      Cumulative effect of change in
        accounting principle                                    -               -               -              (.03)
                                                       --------------  -------------  -------------  --------------
                                                       $          .57  $         .49  $        1.70  $         2.38
                                                       ==============  =============  =============  ==============


              See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.
                                       16

                                                                      Schedule I
                                                                     (Continued)
KANEB SERVICES LLC (PARENT COMPANY)


CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                            September 30,           December 31,
                                                                                2004                    2003
                                                                          ---------------          -------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        1,127          $       1,544
    Prepaid expenses and other                                                        239                    149
                                                                           --------------          -------------
        Total current assets                                                        1,366                  1,693
                                                                           --------------          -------------
Investments in and advances to subsidiaries                                       107,514                106,068
Other assets                                                                          415                    498
                                                                           --------------          -------------
                                                                           $      109,295          $     108,259
                                                                           ==============          =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                                       $          990          $       1,112
    Accrued distributions payable to shareholders                                   5,801                  5,567
                                                                           --------------          -------------
        Total current liabilities                                                   6,791                  6,679
                                                                           --------------          -------------

Long-term debt                                                                     14,000                 16,500

Long-term payables and other liabilities                                            7,544                  7,359

Commitments and contingencies

Shareholders' equity                                                               80,960                 77,721
                                                                           --------------          -------------
                                                                           $      109,295          $     108,259
                                                                           ==============          =============

              See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)
KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                           ----------------------------------------
                                                                                2004                      2003
                                                                           -------------             --------------

Operating activities:
    Net income                                                             $      20,201             $       27,909
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Equity in earnings of subsidiaries, net of
               distributions                                                      (1,499)                   (11,958)
           Cumulative effect of change in accounting
               principle                                                            -                           313
           Changes in current assets and liabilities                                (212)                       664
                                                                           -------------             --------------
               Net cash provided by operating activities                          18,490                     16,928
                                                                           -------------             --------------
Investing activities:
    Changes in other assets                                                           83                         83
                                                                           -------------             --------------
               Net cash provided by investing activities                              83                         83
                                                                           -------------             --------------
Financing activities:
    Payments on debt                                                              (2,500)                    (2,625)
    Distributions to shareholders                                                (16,985)                   (14,915)
    Changes in long-term payables and other liabilities                              185                        344
    Other                                                                            310                        170
                                                                           -------------             --------------
               Net cash used in financing activities                             (18,990)                   (17,026)
                                                                           -------------             --------------
Decrease in cash and cash equivalents                                               (417)                       (15)
Cash and cash equivalents at beginning of period                                   1,544                      1,695
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $       1,127             $        1,680
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

     Overview

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of the Company, formed KPP to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interests and an 18% (at September 30, 2004) limited partner interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of KPP and a 1% interest as general partner of KPOP.

     KPP's petroleum pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming and Minnesota. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments, with the Federal Energy Regulatory Commission (the "FERC"), or in the case of intrastate shipments, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The petroleum pipelines primarily transport gasoline, diesel oil, fuel oil and propane. Substantially all of the petroleum pipeline operations constitute common carrier operations that are subject to federal or state tariff regulations. KPP also owns an approximately 2,000-mile anhydrous ammonia pipeline system acquired from Koch Pipeline Company, L.P. in November of 2002. The fertilizer pipeline originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. KPP's petroleum pipeline business depends on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refineries and marketers having access to the pipelines to supply such demand by deliveries through the pipelines. KPP's pipeline revenues are based on volumes shipped and the distance over which such volumes are transported.

     KPP's terminaling business is one of the largest independent petroleum products and specialty liquids terminaling businesses in the United States. In the United States, KPP operates 37 facilities in 20 states. KPP also owns and operates six terminals located in the United Kingdom, eight terminals in Australia and New Zealand, a terminal on the Island of St. Eustatius, Netherlands Antilles, and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service functions typically provided by the terminal include the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

     KPL owns a petroleum product marketing business which provides wholesale motor fuel marketing services in the Great Lakes and Rocky Mountain regions of the United States. KPP's product sales business delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial customers at those locations. In the bunkering business, KPP competes with ports offering bunker fuels along the route of the vessel. Vessel owners or charterers are charged berthing and other fees for associated services such as pilotage, tug assistance, line handling, launch service and emergency response services.

     Consolidated Results of Operations


                                                          Three Months  Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                     ---------------------------        --------------------------
                                                         2004            2003               2004            2003
                                                     -----------     -----------        -----------     ------------
                                                                (in thousands - except per share amounts)
       Consolidated revenues                         $   272,242     $   214,592        $   759,623     $   651,715
                                                     ===========     ===========        ===========     ===========
       Consolidated operating income                 $    34,927     $    32,251        $   104,376     $    98,680
                                                     ===========     ===========        ===========     ===========
       Consolidated income before gain
            on issuance of units by KPP and
            cumulative effect of change in
            accounting principle                     $     6,811     $     5,862        $    20,201     $    17,324
                                                     ===========     ===========        ===========     ===========
       Consolidated net income                       $     6,811     $     5,862        $    20,201     $    27,909
                                                     ===========     ===========        ===========     ===========
       Earnings per share:
            Basic:
                Before cumulative effect of
                    change in accounting
                    principle                        $      0.58     $      0.50        $      1.72     $      2.45
                Cumulative effect of change
                    in accounting principle                 -               -                  -              (0.03)
                                                     -----------     -----------        -----------     -----------
                                                     $      0.58     $      0.50        $      1.72     $      2.42
                                                     ===========     ===========        ===========     ===========
            Diluted:
                Before cumulative effect of
                    change in accounting
                    principle                        $      0.57     $      0.49        $      1.70     $      2.41
                Cumulative effect of change
                    in accounting principle                 -              -                   -              (0.03)
                                                     -----------     -----------        -----------     -----------
                                                     $      0.57     $      0.49        $      1.70     $      2.38
                                                     ===========     ===========        ===========     ===========
       Cash distributions declared per share         $     0.495     $     0.475        $     1.465     $      1.35
                                                     ===========     ===========        ===========     ===========
       Consolidated capital expenditures,
             excluding acquisitions                  $     8,414     $     9,543        $    25,754     $    32,059
                                                     ===========     ===========        ===========     ===========

     For the three months ended September 30, 2004, consolidated revenues increased by $57.7 million, or 27%, when compared to the third quarter of 2003, due to a $51.3 million increase in product marketing revenues and a $7.2 million increase in terminaling business revenues, partially offset by a $0.9 million decrease in pipeline revenues. Consolidated operating income for the three months ended September 30, 2004 increased by $2.7 million, or 8%, when compared to the same period in 2003, due to a $3.4 million increase in terminaling operating income and a $2.7 million increase in product marketing operating income, partially offset by a $3.3 million decrease in pipeline operating income. Overall, net income for the three months ended September 30, 2004 increased by $0.9 million, or 16%, when compared to the three month period ended September 30, 2003.

     For the nine months ended September 30, 2004, consolidated revenues increased by $107.9 million, or 17%, when compared to the same 2003 period, due to a $92.9 million increase in product marketing revenues, a $14.7 million increase in terminaling business revenues and a $0.3 million increase in pipeline revenues. Consolidated operating income for the nine months ended September 30, 2004 increased by $5.7 million, or 6%, when compared to the same period in 2003, due to a $7.0 million increase in terminaling operating income and a $3.2 million increase in product marketing operating income, partially offset by a $4.2 million decrease in pipeline operating income. Interest expense for the nine months ended
     September 30, 2004 increased by $3.5 million, when compared to the nine months ended September 30, 2003. Income for the nine months ended September 30, 2004, before gain on issuance of units by KPP and cumulative effect of change in accounting principle, increased by $2.9 million, or 17%, when compared to the nine months ended September 30, 2003. Overall, net income for the nine months ended September 30, 2004 decreased by $7.7 million, when compared to the nine month period ended September 30, 2003, which includes a $10.9 million gain on issuance of units by KPP (see "Liquidity and Capital Resources").

Pipeline Operations


                                                          Three Months  Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                     ---------------------------        --------------------------
                                                         2004            2003               2004            2003
                                                     -----------     -----------        -----------     ------------
                                                                             (in thousands)

     Revenues                                        $    30,589     $    31,449        $    89,102     $    88,807
     Operating costs                                      13,534          11,067             38,201          34,374
     Depreciation and amortization                         3,649           3,540             10,872          10,548
     General and administrative                            1,837           2,003              5,226           4,849
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    11,569     $    14,839        $    34,803     $    39,036
                                                     ===========     ===========        ===========     ===========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or the Surface Transportation Board, the pipelines compete primarily on the basis of quality of service, including delivery of products at convenient locations on a timely basis to meet the needs of their customers. For the three and nine month periods ended September 30, 2004, revenues decreased by $0.9 million and increased by $0.3 million, respectively, when compared to the same 2003 periods. The decrease for the three months ended September 30, 2004, when compared to the same period in 2003, is due to decreases both in volumes shipped and the price per ton received on the anhydrous ammonia pipeline, partially offset by increases in barrel miles of products shipped on petroleum pipelines. The revenue increase for the nine months ended September 30, 2004, is due to increases in barrel miles of products shipped on the petroleum pipelines, partially offset by a decrease in volumes shipped on the anhydrous ammonia pipeline. Barrel miles on petroleum pipelines totaled 5.9 billion and 5.4 billion for the three months ended September 30, 2004 and 2003, respectively, and 16.7 billion and 15.8 billion for the nine months ended September 30, 2004 and 2003, respectively. Total volumes shipped on the anhydrous ammonia pipeline aggregated 246 tons and 288 tons for the three months ended September 30, 2004 and 2003, respectively, and 822 tons and 876 tons for the nine months ended September 30, 2004 and 2003, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $2.5 million and $3.8 million, respectively, for the three and nine month periods ended September 30, 2004, when compared to the same 2003 periods, due to unusually high expenses relating to preventive and other maintenance and repairs, including those required by government regulation, and increases in power and fuel costs. For the three and nine months ended September 30, 2004, depreciation and amortization increased by $0.1 million and $0.3 million, respectively, when compared to the same 2003 periods, due primarily to routine maintenance capital expenditures. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs, decreased by $0.2 million and increased by $0.4 million for the three and nine month periods ended September 30, 2004, respectively, when compared to the same 2003 periods.

     Terminaling Operations

                                                          Three Months  Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                     ---------------------------        --------------------------
                                                         2004            2003               2004            2003
                                                     -----------     -----------        -----------     ------------
                                                                             (in thousands)

     Revenues                                        $    65,309     $    58,090        $   191,552     $   176,887
     Operating costs                                      31,272          29,338             90,213          84,673
     Depreciation and amortization                        10,182           9,433             30,162          28,533
     General and administrative                            4,674           3,587             12,636          12,114
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    19,181     $    15,732        $    58,541     $    51,567
                                                     ===========     ===========        ===========     ===========

     For the three and nine month periods ended September 30, 2004, terminaling revenues increased by $7.2 million, or 12%, and $14.7 million, or 8%, respectively, when compared to the same 2003 periods, due to increases in both tankage utilized and the average price realized per barrel of tankage utilized. Average tankage utilization for the three and nine month periods ended September 30, 2004 was 48.7 million and 48.2 million, respectively, compared to 45.9 million and 47.1 million, respectively, for the same prior year periods. For the three and nine month periods ended September 30, 2004, average annualized revenues per barrel of tankage utilized increased to $5.33 per barrel and $5.31 per barrel, respectively, compared to $5.02 per barrel and $5.02 per barrel, respectively, for the same prior year periods, due primarily to favorable market conditions domestically and in Australia and New Zealand.

     For the three and nine month periods ended September 30, 2004, operating costs increased by $1.9 million and $5.5 million, respectively, when compared to the same 2003 periods, a result of overall increases in planned terminal maintenance. For the three and nine months ended September 30, 2004, depreciation and amortization increased by $0.7 million and $1.6 million, respectively, when compared to the same 2003 periods, due to expansion and routine maintenance capital expenditures. General and administrative costs for the three and nine month periods ended September 30, 2004, increased by $1.1 million and $0.5 million, respectively, when compared to the same 2003 periods, due primarily to increases in personnel-related costs.

     Product Marketing Operations


                                                          Three Months  Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                     ---------------------------        --------------------------
                                                         2004            2003               2004            2003
                                                     -----------     -----------        -----------     ------------
                                                                             (in thousands)
     Revenues                                        $   176,344     $   125,053        $   478,969     $   386,021
     Cost of products sold                               168,458         119,767            458,253         366,531
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     7,886     $     5,286        $    20,716     $    19,490
                                                     ===========     ===========        ===========     ===========
     Operating income                                $     4,877     $     2,219        $    12,787     $     9,634
                                                     ===========     ===========        ===========     ===========


     For the three and nine month periods ended September 30, 2004, revenues for the product marketing business increased by $51.3 million, or 41%, and $92.9 million, or 24%, respectively, when compared to the same 2003 periods. The increase in 2004 revenues, when compared to the same 2003 periods, was the result of increases in both volumes sold and the overall increase in sales price realized. Gallons sold totaled 179 million and 151 million, respectively, for the three months ended September 30, 2004 and 2003, and 510 million and 463 million, respectively, for the nine months ended September 30, 2004 and 2003. For the three and nine month periods ended September 30, 2004, the average price realized per gallon of product sold increased to $0.99 and $0.94 per gallon, respectively, compared to $0.83 and $0.83 per gallon, respectively, for the same 2003 periods. For the three and nine months ended September 30, 2004, gross margin increased by $2.6 million and $1.2 million, respectively, when compared to the same 2003 periods, due to the increase in volumes sold and favorable variations in prices resulting from the timing of purchases and sales. For the three and nine months ended September 30, 2004, operating income increased by $2.7 million and $3.2 million, respectively, when compared to the same 2003 periods, due to the higher sales volumes. Product inventories are maintained at minimum levels to meet customers' needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.

     Interest Expense

     For the nine months ended September 30, 2004, interest expense increased by $3.5 million, when compared to the same 2003 period, due to KPP's May 2003 refinancing of variable rate bank debt with $250 million of 5.875% senior unsecured notes, partially offset by overall declines in debt levels outstanding due to KPP's March 2003 issuance of limited partnership units (see "Liquidity and Capital Resources").

     Income Taxes

     KPP's partnership operations are not subject to federal or state income taxes. However, certain KPP operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $1.3 million and $1.1 million for the three month periods ended September 30, 2004 and 2003, respectively, and $3.1 million and $3.8 million for the nine months ended September 30, 2004 and 2003, respectively.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of KPP, which was acquired on February 28, 2002, to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.

     Liquidity and Capital Resources

     Cash provided by operations, including the operations of KPP, was $98.6 million and $115.3 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in operating cash flows for the first nine months of 2004, when compared to the same 2003 period, was due primarily to changes in working capital components resulting from the timing of cash receipts and disbursements, primarily in the Company's product marketing business.

     Capital expenditures (related primarily to KPP) were $25.8 million for the nine months ended September 30, 2004, compared to $32.1 million for the same 2003 period. Such expenditures included $17.4 million and $13.6 million in maintenance and environmental expenditures and $8.3 million and $18.5 million in expansion expenditures for the nine months ended September 30, 2004 and 2003, respectively. The decrease in capital expenditures for the first nine months of 2004, when compared to the same 2003 period, is the result of decreases in planned expansion capital expenditures related to KPP's terminaling business. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected to be, significant. KPP anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $30 million to $35 million in 2004. Future capital expenditures of KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year, or thereafter, or that KPP will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Company makes quarterly distributions of 100% of its available cash, as defined in the limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned product marketing operations is being used to reduce working capital borrowings. Cash distributions of $0.475 and $0.495 per share with respect to the first and second quarters of 2004 were paid on May 14, 2004 and August 13, 2004, respectively. A cash distribution of $0.495 per share with respect to the third quarter of 2004 was declared to holders of record on October 31, 2004 and will be paid on November 12, 2004.

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

     The Company has a credit agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, has a variable rate commitment fee on unused amounts and contains certain financial and operational covenants. At September 30, 2004, the Company was in compliance with all covenants. The credit facility is secured by 4.6 million KPP limited partnership units. At September 30, 2004, $14.0 million was drawn on the credit facility.

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

     In April of 2003, KPP entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At September 30, 2004, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At September 30, 2004, $90.7 million was outstanding under the credit agreement.

     On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company and other partners. At September 30, 2004, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

     The following is a schedule by period of the Company's (including KPP's) debt repayment obligations and material contractual commitments as of September 30, 2004:



                                                          Less than                                       After
                                              Total        1 year       1 -3 years     4 -5 years        5 years
                                          ----------   ------------     -----------  -------------   --------------
                                                                      (in thousands)
     Debt:
       Revolving credit facility          $   14,000   $      -         $    -       $     14,000    $      -
       Revolving credit facility
          of subsidiary                        9,584          -               9,584         -               -
       KPP revolving credit facility          90,669          -              90,669         -               -
       KPP 7.75% senior unsecured
          notes                              250,000          -              -              -               250,000
       KPP 5.875% senior unsecured
          notes                              250,000          -              -              -               250,000
       Other KPP bank debt                    71,522          -              71,522         -               -
                                          ----------   ------------     -----------  ------------    --------------
          Debt subtotal                      685,775          -             171,775        14,000           500,000
                                          ----------   ------------     -----------  ------------    --------------
     Contractual commitments:
       Operating leases, primarily KPP        16,478          5,696           9,424         1,075               283
                                          ----------   ------------     -----------  ------------    --------------
          Contractual commitments
              subtotal                        16,478          5,696           9,424         1,075               283
                                          ----------   ------------     -----------  ------------    --------------
          Total                           $  702,253   $      5,696     $   181,199  $     15,075    $      500,283
                                          ==========   ============     ===========  ============    ==============

     Additional information relative to sources and uses of cash is presented in the consolidated financial statements included in this report.

     Off-Balance Sheet Transactions

     The Company was not a party to any off-balance sheet transactions at September 30, 2004.

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

     The carrying value of KPP's property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis for determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized by KPP under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of KPP for the three and nine month periods ended September 30, 2004 and 2003. However, future evaluations of carrying value are dependent on many factors, several of which are out of KPP's control, including demand for refined petroleum products and terminaling services in KPP's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of KPP.

     KPP environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded by KPP when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or
     KPP's commitment to a formal plan of action. The application of KPP's environmental accounting policies did not have a material impact on the results of operations of KPP for the three and nine month periods ended September 30, 2004 and 2003. Although KPP believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of KPP could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of KPP.

     Recent Accounting Pronouncement

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), primarily to clarify the required accounting for interests in variable interest entities ("VIEs"). This standard replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Company.

     Subsequent Event

     On October 31, 2004, Valero L.P. agreed to acquire by merger (the "KSL Merger") all of the outstanding common shares of the Company for cash. Under the terms of that agreement, Valero L.P. is offering to purchase all of the outstanding shares of the Company at a fixed cash price of $525 million, or $43.31 per share.

     In a separate definitive agreement, on October 31, 2004, Valero L.P. and KPP agreed to merge (the "KPP Merger"). Under the terms of that agreement, each holder of units of limited partnership interests in KPP will receive a number of Valero L.P. common units based on an exchange ratio that fluctuates within a fixed range to provide $61.50 in value of Valero L.P. units for each unit of KPP. The actual exchange ratio will be determined at the time of the closing of the proposed merger and is subject to a fixed value collar of plus or minus five percent of Valero L.P.'s per unit price of $57.25 as of October 7, 2004. Should Valero L.P.'s per unit price fall below $54.39 per unit, the exchange ratio will remain fixed at 1.1307 Valero L.P. units for each unit of KPP. Likewise, should Valero L.P.'s per unit price exceed $60.11 per unit, the exchange ratio will remain fixed at
     1.0231 Valero L.P. units for each unit of KPP.

     The completion of the KSL Merger is subject to the approval of the unitholders of Valero L.P. and the shareholders of the Company, as well as customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. The completion of the KSL Merger is also subject to completion of the KPP Merger, which requires the approval of its unitholders. The Company and KPP will become wholly owned subsidiaries of Valero L.P.

     The above description of the Company's definitive agreement with Valero L.P. does not purport to be a complete statement of the parties' rights and obligations under that agreement and the transactions contemplated by it. The above description is qualified in its entirety by reference to the definitive agreement, a copy of which is attached as Exhibit 2.1 to the Company's Current Report on Form 8-K and is incorporated herein by reference.

KANEB SERVICES LLC AND SUBSIDIARIES



--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks pursuant to this Item (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's and KPP's debt and investment portfolios, fluctuations in petroleum product prices on inventories held for resale and fluctuations in foreign currency.

The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $185.8 million (including KPP's debt) at September 30, 2004, a one percent increase in interest rates would increase annual net interest expense by approximately $1.9 million.

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

A portion of KPP's terminaling business is exposed to fluctuations in foreign currency exchange rates. Such fluctuations were not significant for the three and nine months ended September 30, 2004 or 2003.


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer, after evaluating, as of September 30, 2004, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

During the quarter ended September 30, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

     10.1 Change of Control Agreement, dated as of August 31, 2004, between the Registrant and Michael L. Rose.

     10.2 Change of Control Agreement, dated as of August 31, 2004, between the Registrant and Rebecca Dorshorst.

     10.3 Change of Control Agreement, dated as of August 31, 2004, between the Registrant and Max A. Elghandour.

     10.4 Change of Control Agreement, dated as of August 31, 2004, between the Registrant and Robert A. McElroy.

     10.5 Change of Control Agreement, dated as of August 31, 2004, between the Registrant and Mary F. Morgan.

     10.6 Change of Control Agreement, dated as of August 31, 2004, between the Registrant and James L. Tidmore.

     31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.

     31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.

     32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.

     32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANEB SERVICES LLC
                                         (Registrant)


Date:   November 8, 2004                    //s//  HOWARD C. WADSWORTH
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Vice President, Treasurer and Secretary
                                        (Principal Financial Officer and
                                        Duly Authorized Officer)

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


Date:  November 8, 2004




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



Date: November 8, 2004



                                           //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Chief Financial Officer

                                                                    Exhibit 32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Executive Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    November 8, 2004


                                               //s//  JOHN R. BARNES
                                           -------------------------------------
                                           John R. Barnes
                                           President and Chief Executive Officer

                                                                    Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Financial Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    November 8, 2004


                                           //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)