Form 10-K
period 2004-12-31
KANEB SERVICES LLC
filed 2005-03-16
CIK 1137154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-16405

                               KANEB SERVICES LLC

             (Exact name of registrant as specified in its charter)

        Delaware                                                 75-2931295
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

  2435 North Central Expressway
          Richardson, Texas                                       75080
----------------------------------------                 -----------------------
(Address of principal executive offices)                        (zip code)

       Registrant's telephone number, including area code: (972) 699-4062

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
------------------------------         -----------------------------------------
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

                        Yes    X         No
                           --------        --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                        Yes    X         No
                           --------        --------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                        Yes    X         No
                           --------        --------

     Aggregate market value of the voting shares held by non-affiliates of the registrant: $309,666,530. This figure is estimated as of June 30, 2004, at which date the closing price of the registrant's shares on the New York Stock Exchange was $28.21 per share and assumes that only officers and directors of the registrant were affiliates of the registrant.

     Number  of  Shares  of  the  Registrant   outstanding  at  March  4,  2005:
11,696,129.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is filed herewith.

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

     The completion of the KSL Merger is subject to the customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. The completion of the KSL Merger is also subject to completion of the KPP Merger. All required shareholder and unitholder approvals have been obtained. Upon completion of the mergers, the general partner of the combined partnership will be owned by affiliates of Valero Energy Corporation and the Company and KPP will become wholly owned subsidiaries of Valero L.P.


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

     The East Pipeline system also includes 17 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota with total storage capacity of approximately 3.5 million barrels and an additional 23 product tanks with total storage capacity of approximately 1,082,555 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system also has six origin pump stations in Kansas and 38 booster pump stations throughout the system. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory.

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

     The West Pipeline system parallels KPP's East Pipeline to the west. The East Pipeline's North Platte line terminates in western Nebraska, approximately 200 miles east of the West Pipeline's Cheyenne, Wyoming terminal. The West Pipeline serves Denver and other eastern Colorado markets and supplies jet fuel to Ellsworth Air Force Base at Rapid City, South Dakota, as compared to the East Pipeline's largely agricultural service area. The West Pipeline has a relatively small number of shippers who, with few exceptions, are also shippers on KPP's East Pipeline system.

North Pipeline

     The North Pipeline, acquired by KPP in December 2002, runs from west to east approximately 440 miles from its origin at the Tesoro Refining and Marketing Company's Mandan, North Dakota refinery to the Minneapolis, Minnesota area. It has four product terminals, one in North Dakota and three in Minnesota, with a total tankage capacity of 1.3 million barrels. The North Pipeline crosses KPP's East Pipeline near Jamestown, North Dakota where the two pipelines are connected. The North Pipeline is currently supplied exclusively by the Mandan refinery, however, it is capable of delivering or receiving products to or from the East Pipeline.

Ammonia Pipeline

     In November 2002, KPP acquired the anhydrous ammonia pipeline (the "Ammonia Pipeline") from two Koch companies. Anhydrous ammonia is primarily used as agricultural fertilizer through direct application. Other uses are as a component of various types of dry fertilizer as well as use as a cleaning agent in power plant scrubbers. The 2,000 mile pipeline originates in the Louisiana delta area where it has access to three marine terminals on the Mississippi River. It moves north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits going east into Illinois and Indiana, and the other branch continues north into Iowa and then turning west into Nebraska. KPP acquired a storage and loading terminal near Hermann, Missouri a portion of which was leased back to Koch Nitrogen. The Ammonia Pipeline is connected to twenty-two other third party owned terminals and also has several industrial facility delivery locations. Product is primarily supplied to the pipeline from plants in Louisiana and foreign-source product delivered through the marine terminals.

Other Systems

     KPP also owns three single-use pipelines, located near Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, however the Wyoming line utilizes a coordinated startup procedure between the refinery and the railroad. For the year ended December 31, 2004, these three systems combined transported a total of 3.8 million barrels of diesel fuel, representing an aggregate of $1.55 million in revenues.

Pipelines Products and Activities

     The revenues for the East Pipeline, West Pipeline, North Pipeline, Ammonia Pipeline and Other Pipelines (collectively, the "Pipelines") are based upon volumes and distances of product shipped. The following table reflects the total volume, barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated, but does not include any information on the Ammonia Pipeline. During 2004 and 2003, the Ammonia Pipeline shipped 1,122,618 tons and 1,156,549 tons, respectively, of ammonia generating $19.6 million and $21.3 million, respectively, of revenue.


                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                    2004             2003              2002             2001              2000
                               -------------     -------------    --------------    -------------    --------------
Volume (1)..................         104,344           102,928            89,780           92,116            89,192
Barrel miles (2)............          22,243            21,327            18,275           18,567            17,843
Revenues (3)................        $100,241           $98,329           $78,240          $74,976           $70,685

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

     The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                                              Year Ended December 31,
                                                              (thousands of barrels)
                               ------------------------------------------------------------------------------------
                                    2004             2003              2002             2001              2000
                               -------------     -------------    --------------    -------------    --------------
Gasoline....................          54,745            53,205            45,106           46,268            44,215
Diesel and fuel oil.........          46,223            46,072            40,450           42,354            41,087
Propane.....................           3,376             3,651             4,224            3,494             3,890
                               -------------     -------------    --------------    -------------    --------------
Total.......................         104,344           102,928            89,780           92,116            89,192
                               =============     =============    ==============    =============    ==============

     Diesel and fuel oil are used in farm machinery and equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation and propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered. Demand on the North Pipeline is mainly of the same agricultural nature as that of the East Pipeline except for the Minneapolis terminal area which is more metropolitan.

Maintenance and Monitoring

     The Pipelines have been constructed and are maintained in a manner consistent with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, protective measures are taken and routine preventive maintenance is performed on the Pipelines in order to prolong their useful lives. Such measures include cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the Pipelines' rights-of-way and possible damage to the Pipelines.

     KPP uses Supervisory Control and Data Acquisition remote supervisory control software programs to continuously monitor and control the Pipelines from the Wichita, Kansas headquarters and from the Roseville, Minnesota terminal for the North Pipeline. The system monitors quantities of products injected in and delivered through the Pipelines and automatically signals the Wichita or Roseville personnel upon deviations from normal operations that requires attention.

Pipeline Operations

     For pipeline operations, integrity management and public safety, the East Pipeline, the West Pipeline, the North Pipeline and the Ammonia Pipeline are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission ("FERC"), the Surface Transportation Board (the "STB"), the Department of Transportation, the Environmental Protection Agency, and the Homeland Security Act. Additionally, the operations and integrity of the Pipelines are subject to the respective state jurisdictions along the route of the systems. See "Regulation."

     Except for the three single-use pipelines and certain ethanol facilities, all of KPP's pipeline operations constitute common carrier operations and are subject to federal tariff regulation. In May 1998, KPP was authorized by the FERC to adopt market-based rates in approximately one-half of its markets on the East and West systems. Common carrier activities are those for which transportation through KPP's Pipelines is available at published tariffs filed, in the case of interstate petroleum product shipments, with the FERC or, in the case of intrastate petroleum product shipments in Kansas, Colorado, Wyoming and North Dakota, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Ammonia Pipeline is subject to federal regulation by the STB, rather than the FERC.

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

     The following table shows the number of tanks owned by KPP at each refined petroleum product terminal location at December 31, 2004, the storage capacity in barrels and truck capacity of each terminal location.

                Location of                     Number                 Tankage          Truck
                  Terminals                    of Tanks               Capacity       Capacity(a)
              ------------------------         ---------             ----------      -----------
              Colorado:
                    Dupont                         18                  692,000              6
                    Fountain                       13                  391,000              5
              Iowa:
                    LeMars                          9                  103,000              2
                    Milford(b)                     11                  172,000              2
                    Rock Rapids                    12                  366,000              2
              Kansas:
                    Concordia(c)                    7                   79,000              2
                    Hutchinson                      9                  161,000              2
                    Salina                         10                   98,000              3
              Minnesota
                    Moorhead                       17                  498,000              3
                  Sauk Centre                      11                  114,000              2
                  Roseville                        13                  594,000              5
              Nebraska:
                    Columbus(d)                    12                  191,000              2
                    Geneva                         39                  678,000              6
                    Norfolk                        16                  187,000              4
                    North Platte                   22                  197,000              5
                    Osceola                         8                   79,000              2
              North Dakota:
                    Jamestown(e)                   19                  315,000              4
              South Dakota:
                    Aberdeen                       12                  181,000              2
                    Mitchell                        8                   72,000              2
                    Rapid City                     13                  256,000              3
                    Sioux Falls                     9                  381,000              2
                    Wolsey                         21                  149,000              4
                    Yankton                        25                  246,000              4
              Wyoming:
                    Cheyenne                       15                  345,000              2
                                               ------              -----------
              Totals                              349                6,545,000
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

(d)  Also loads rail tank cars.

(e)  Two terminals.

     The East Pipeline also has intermediate storage facilities consisting of 12 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 548,555 and 534,000 barrels, respectively. During 2004, approximately 57.3%, 87.6% and 90.0% of the deliveries of the East, the West and the North Pipelines, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

     Storage of product at terminals pending delivery is considered by KPP to be an integral part of the petroleum product delivery service of the pipelines. Shippers generally store refined petroleum products for less than one week. Ancillary services, including injection of shipper-furnished and generic additives, are available at each terminal.

     KPP owns 1,500 tons of ammonia storage at the terminal near Hermann, Missouri. One half of the capacity is leased to Koch Nitrogen.


Demand for and Sources of Refined Petroleum Products

     KPP's pipeline business depends in large part on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.

     Much of the refined petroleum products delivered through the East Pipeline and the western three terminals on the North Pipeline is ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East and North Pipelines. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

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

     KPP's refined petroleum products pipelines are also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky Mountain sources. The North Pipeline is heavily dependent on the Tesoro Mandan refinery which primarily operates on North Dakota crude oil although it has the ability to access other crude oils. If operations at any one refinery were discontinued, KPP believes (assuming unchanged demand for refined petroleum products in markets served by the refined petroleum products pipelines) that the effects thereof would be short-term in nature and KPP's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

     The majority of the refined petroleum product transported through the East Pipeline in 2004 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by the National Cooperative Refining Association ("NCRA"), Frontier Refining and ConocoPhillips Company, respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 31.8% of the total amount of product shipped over the East Pipeline in 2004. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

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

Demand for and Sources of Anhydrous Ammonia

     KPP's Ammonia Pipeline business depends on overall nitrogen fertilizer use, management practice, the level of demand for direct application of anhydrous ammonia as a fertilizer for crop production ("Direct Application" or "DA"), the weather (DA is not effective if the ground is too wet or too dry) and the price of natural gas (the primary component of anhydrous ammonia).

     The Ammonia Pipeline is the largest of three anhydrous ammonia pipelines in the United States and the only one that has the capability of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation's corn belt. This ability to receive either domestic or foreign anhydrous ammonia is a competitive advantage over the next largest ammonia system which originates in Oklahoma and Texas, then extends into Iowa.

     Corn producers have several fertilizer alternatives such as liquid, dry or Direct Application. Liquid and dry fertilizers are both upgrades of anhydrous ammonia and therefore are generally more costly but are less sensitive to weather conditions during application. DA is the cheapest method of fertilizer application but cannot be applied if the ground is too wet or extremely dry.

Principal Customers

     KPP had a total of approximately 48 shippers in 2004. The principal shippers include integrated oil companies, refining companies, farm cooperatives and a railroad. Transportation revenues attributable to the top 10 shippers were $90.4 million, $86.6 million and $61.5 million, which accounted for 75%, 72% and 74% of total Pipeline revenues shipped for each of the years 2004, 2003 and 2002, respectively.

Competition and Business Considerations

     The East and North Pipelines' major competitor is an independent, regulated common carrier pipeline system owned by Magellan Midstream Partners, L.P. ("Magellan"), formerly the Williams Companies, Inc., that operates approximately 100 miles east of and parallel to the East Pipeline and in close proximity to the North Pipeline. The Magellan system is a substantially more extensive system than the East and North Pipelines. Competition with Magellan is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Seventeen of the East Pipeline's and all four of the North Pipeline's delivery terminals are located within 2 to 145 miles of, and in direct competition with Magellan's terminals.

     The West Pipeline competes with the truck-loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Terminal Company and ConocoPhillips. Valero L.P. terminals in Denver and Colorado Springs, connected to a Valero L.P. pipeline from their Texas Panhandle Refinery, are major competitors to the West Pipeline's Denver and Fountain Terminals, respectively.

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

     Competitors of the Ammonia Pipeline include another anhydrous ammonia pipeline which originates in Oklahoma and Texas, and terminates in Iowa. The competitor pipeline has the same DA demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Midwest production barges and railroads represent other forms of direct competition to the pipeline under certain market conditions.


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

     For the year ended December 31, 2004, KPP's terminaling business accounted for approximately 41% of KPP's revenues. As of December 31, 2004, ST operated 41 facilities in 20 states, with a total storage capacity of approximately 34.9 million barrels. ST also owns and operates seven terminals located in the United Kingdom, having a total capacity of approximately 6.0 million barrels. In May and September 2004, ST acquired terminals in Philadelphia, Pennsylvania and Linden, New Jersey from Exxon-Mobil. In September 2004, ST acquired a chemical and petroleum terminal in Grangemouth, Scotland. In September 2002, ST acquired eight terminals in Australia and New Zealand with a total capacity of approximately 1.2 million barrels for approximately $47 million in cash. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. At the end of 2004, Statia's tank capacity was 18.8 million barrels, including an 11.3 million barrel storage and transshipment facility located on the Netherlands Antilles island of St. Eustatius, and a 7.5 million barrel storage and transshipment facility located at Point Tupper, Nova Scotia, Canada.

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

Description of Largest Terminal Facilities

     St. Eustatius, Netherlands Antilles

     Statia owns and operates an 11.3 million barrel petroleum terminaling facility located on the Netherlands Antilles island of St. Eustatius, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and can accommodate the world's largest tankers for loading and discharging crude oil. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station, and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal's customers' vessels. The St. Eustatius facility has a total of 51 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability as well as in-tank mixers. In addition to the storage and blending services at St. Eustatius, the facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. Statia owns and operates all of the berthing facilities at its St. Eustatius terminal and charges vessels a fee for their use. Vessel owners or charterers may incur separate fees for associated services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

     Point Tupper, Nova Scotia, Canada

     Statia owns and operates a 7.5 million barrel terminaling facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is located approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad, Norway. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast and Canada as well as the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world's largest, fully-laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products, and petrochemicals. The Point Tupper facility has a total of 37 tanks. Its butane sphere is one of the largest of its kind in North America. The facility's tanks were renovated in 1994 to comply with construction standards that meet or exceed American Petroleum Institute, NFPA, and other material industry standards. Crude oil and petroleum product movements at the terminal are fully automated. Separate Statia fees apply for the use of the jetty facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services. Statia also charters tugs, mooring launches, and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at Point Tupper and to provide other services to vessels.

     Piney Point, Maryland

     The largest domestic terminal currently owned by ST is located on approximately 400 acres on the Potomac River. The facility was acquired as part of the purchase of the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates in December 1995. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck-loading facilities, product-blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power generating stations.

     Linden, New Jersey

     In October 1998, ST entered into a joint venture relationship with Northville Industries Corp. ("Northville") to acquire a 50% ownership interest in and the management of the terminal facility at Linden, New Jersey that was previously owned by Northville. The 44-acre facility provides ST with deep-water terminaling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.9 million barrels in 22 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal owns two docks and leases a third with draft limits of 35, 24 and 24 feet, respectively. In September 2004, ST, outside of the joint venture, acquired an adjacent 375,000 barrel terminal from Exxon-Mobil.

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

     Other Terminal Sites

     In addition to the four major domestic facilities described above, ST Services has 37 other terminal facilities located throughout the United States, seven facilities in the United Kingdom, four facilities in Australia and four facilities in New Zealand. These other facilities primarily store petroleum products for a variety of customers, with the exception of the facilities in Texas City, Texas, which handles specialty chemicals; Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals, lube oils, potash and caustic solutions, as well as petroleum products; Vancouver, Washington, which handles chemicals and fertilizer; Eastham, United Kingdom, which handles chemicals and animal fats; Grangemouth, United Kingdom, which handles chemicals and molasses as well as petroleum products; and Runcorn, United Kingdom, which handles molten sulphur, and the Australian and New Zealand terminals which handle chemicals and animal fats and oil. Overall, these facilities provide ST Services with locations which are diverse geographically, in products handled and in customers served.

     The following table outlines KPP's terminal locations, capacities, tanks and primary products handled:

                                    Tankage         No. of               Primary Products
          Facility                  Capacity         Tanks                     Handled
--------------------------------   ------------   ------------   -----------------------------------
Major U. S. Terminals:
Piney Point, MD                    5,403,000            28       Petroleum
Linden, NJ(a)                      3,884,000            22       Petroleum
Crockett, CA                       3,048,000            24       Petroleum, ethanol
Martinez, CA                       3,106,000            19       Petroleum
Jacksonville, FL                   2,069,000            30       Petroleum
Texas City, TX                     2,008,000           124       Chemicals, petrochemicals,
                                                                 petroleum

Other U. S. Terminals:
Montgomery, AL(b)                    162,000             7       Petroleum, jet fuel
Moundville, AL                       310,000             6       Jet Fuel
Tucson, AZ(a)                        174,000             7       Petroleum
Los Angeles, CA                      597,000            20       Petroleum
Richmond, CA                         617,000            25       Petroleum, ethanol
Stockton, CA                         706,000            32       Petroleum, ethanol, fertilizer,
                                                                 caustic
Bremen, GA                           182,000             9       Petroleum, jet fuel
Brunswick, GA                        302,000             3       Fertilizer, pulp liquor
Columbus, GA                         175,000            24       Petroleum, chemicals, fertilizers
Macon, GA(b)                         307,000            10       Petroleum, jet fuel
Savannah, GA                         903,000            28       Petroleum, chemicals
Blue Island, IL                      752,000            19       Petroleum, ethanol
Chillicothe, IL(a)                   270,000             6       Petroleum
Peru, IL                             221,000             8       Fertilizer
Indianapolis, IN                     410,000            18       Petroleum
Westwego, LA                         849,000            53       Molasses, fertilizer, caustic,
                                                                 chemicals, lube oil
Andrews AFB Pipeline, MD(b)           72,000             3       Jet fuel
Baltimore, MD                        832,000            50       Chemicals, asphalt, jet fuel
Salisbury, MD                        177,000            14       Petroleum
Winona, MN                           267,000             8       Fertilizer
Reno, NV                             107,000             7       Petroleum
Linden, NJ                           375,000            11       Petroleum
Paulsboro, NJ                      1,580,000            18       Petroleum
Alamogordo, NM(b)                    120,000             5       Jet Fuel
Drumright, OK                        315,000             4       Petroleum
Portland, OR                       1,119,000            31       Petroleum
Philadelphia, PA                     894,000            11       Petroleum
Philadelphia, PA                     665,000            11       Petroleum
Texas City, TX                       153,000            12       Chemicals, petrochemicals,
                                                                 petroleum
Dumfries, VA                         554,000            16       Petroleum, asphalt
Virginia Beach, VA(b)                 40,000             2       Jet fuel
Tacoma, WA                           377,000            15       Petroleum
Vancouver, WA                        227,000            49       Chemicals, fertilizer, petroleum
Vancouver, WA                        316,000             6       Petroleum, chemicals, fertilizer
Milwaukee, WI                        308,000             7       Petroleum, ethanol

Foreign Terminals:
St. Eustatius, Netherlands
Antilles.                         11,350,000            60       Petroleum, crude oil
Point Tupper, Canada               7,514,000            40       Petroleum, crude oil
Sydney, Australia                    330,000            65       Chemicals, fats and oils
Melbourne, Australia                 468,000           118       Specialty chemicals
Geelong, Australia                   145,000            14       Specialty chemicals, petroleum
Adelaide, Australia                   90,000            24       Chemicals, tallow, petroleum
Auckland, New Zealand (a)             74,000            44       Fats, oils and chemicals
New Plymouth, New Zealand             35,000            10       Fats, oils and chemicals
Mt. Maunganui, New Zealand            83,000            24       Fats, oils and chemicals
Wellington, New Zealand               50,000            13       Fats, oils and chemicals
Grays, England                     1,945,000            53       Petroleum
Eastham, England                   2,185,000           162       Chemicals, petroleum, animal fats
Runcorn, England                     146,000             4       Molten sulfur
Grangemouth, Scotland                530,000            46       Petroleum, chemicals and molasses
Glasgow, Scotland                    344,000            16       Petroleum
Leith, Scotland                      459,000            34       Petroleum, chemicals
Belfast, Northern Ireland            407,000            41       Petroleum
                                 ---------------  --------------
                                  61,108,000         1,570
                                 ===============  ==============

(a)  The terminal is 50% owned by ST.

(b)  Facility  also  includes  pipelines  to  U.S.   government   military  base
     locations.

Customers

     Statia provides terminaling services for crude oil and refined petroleum products to many of the world's largest producers of crude oil, integrated oil companies, oil traders and refiners. Statia's crude oil transshipment customers include an oil producer that leases and utilizes 5.0 million barrels of storage at St. Eustatius and a major international oil company which leases and utilizes
3.6 million barrels of storage at Point Tupper, both of which have long-term contracts with Statia. In addition, two different international oil companies each lease and utilize 1.0 million barrels of clean products storage at St. Eustatius and Point Tupper, respectively. Also in Canada, a consortium consisting of major oil companies sends natural gas liquids via pipeline to certain processing facilities on land leased from Statia. After processing, certain products are stored at the Point Tupper facility under a long-term contract. In addition, Statia's blending capabilities have attracted customers who have leased capacity primarily for blending purposes and who have contributed to Statia's bunker fuel and bulk product sales.

     The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and four of the eleven locations have been utilized solely by the U.S. Government. Of the eleven locations, five include pipelines which deliver jet fuel directly to nearby military bases.


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

     The main competition to crude oil storage at Statia's facilities is from "lightering" which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea. The price differential between lightering and terminaling is primarily driven by the charter rates for vessels of various sizes. Lightering generally takes significantly longer than discharging at a terminal. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminaling, including storage costs, dock charges and spill response fees. However, terminaling is generally safer and reduces the risk of environmental damage associated with lightering, provides more flexibility in the scheduling of deliveries, and allows customers of Statia to deliver their products to multiple locations. Lightering in U.S. territorial waters creates a risk of liability for owners and shippers of oil under the U.S. Oil Pollution Act of 1990 and other state and federal legislation. In Canada, similar liability exists under the Canadian Shipping Act. Terminaling also provides customers with the ability to access value-added terminal services.

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


PRODUCT MARKETING SERVICES

     In March 1998, the Company entered the product marketing business through an acquisition by Martin, one of the Company's wholly owned subsidiaries. For over 40 years, this operation and its predecessors have engaged in the business of acquiring quantities of motor fuels and reselling them at wholesale in smaller lots at truck racks located in terminal storage facilities along pipelines primarily located throughout Colorado, Illinois, Indiana, Ohio, Wisconsin and Wyoming. This business does not own any retail outlets, pipelines or terminals. KPP's product sales, as discussed in "Liquids Terminaling Business", delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial customers at those locations. In the bunkering business, KPP competes with ports offering bunker fuels along the route of the vessel. Vessel owners or charterers are charged berthing and other fees for associated services such as pilotage, tug assistance, line handling, launch service and emergency response services. For the year ended December 31, 2004, the product marketing segment's revenues, gross margin and operating income were $676.1 million, $28.4 million and $17.3 million, respectively.


CAPITAL EXPENDITURES

     Capital expenditures by KPP relating to its pipelines, including routine maintenance and expansion expenditures, but excluding acquisitions, were $10.3 million, $9.6 million and $9.5 million for 2004, 2003 and 2002, respectively. During these periods, adequate capacity existed on the Pipelines to accommodate volume growth, and the expenditures required for environmental matters were not material in amount. Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, by KPP relating to its terminaling operations were $29.5 million, $34.6 million and $21.0 million for 2004, 2003 and 2002, respectively.

     Capital expenditures of KPP during 2005, including routine maintenance and expansion expenditures, but excluding acquisitions, are expected to be approximately $40 million to $44 million. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand KPP's operations. Such future expenditures, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that KPP will have the ability to finance such expenditures through borrowings or choose to do so.


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

     In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U.S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC decided this case on the same basis as its holding in the Lakehead case. On July 20, 2004, the District of Columbia Court of Appeals vacated the Commission's determination regarding the proper tax allowance in that case and remanded the income tax allocation issue for further FERC consideration. FERC has requested and received comments as to the issue. If the FERC were to partially or completely disallow the income tax allowance in the cost of service of the East and West Pipelines on the basis set forth in the Lakehead order, KPL believes that KPP's ability to pay distributions to the holders of the Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

     The Ammonia Pipeline rates are regulated by the STB. The STB was established in 1996 when the Interstate Commerce Commission was terminated by the ICC Termination Act of 1995. The STB is headed by Board Members appointed by the President and confirmed by the Senate and is authorized to have three members. The STB jurisdiction generally includes railroad rate and service issues, rail restructuring transactions and labor matters related thereto; certain trucking company, moving van, and non-contiguous ocean shipping company rate matters; and certain pipeline matters not regulated by the FERC. In the performance of its functions, the STB is charged with promoting, where appropriate, substantive and procedural regulatory reform in the economic regulation of surface transportation, and with providing an efficient and effective forum for the resolution of disputes. The STB seeks to facilitate commerce by providing an effective forum for efficient dispute resolution and facilitation of appropriate market-based business transactions.

     KPP issued a STB tariff that became effective April 1, 2003. The tariff filing combined the STB interstate tariff and the Louisiana intrastate tariff into one document and standardized the tariff regulation between the two regulatory bodies. The tariff filing modified the capacity allocation procedures and established a minimum tariff rate of $5.00 per ton. The tariff filing implemented a 7% tariff increase across all tariff rates. Another modification was the removal of the "Industrial User" classification which effectively increases the tariff rates actually paid for transportation to certain shippers by more than 7%. Dyno Nobel, an industrial user in Missouri, and CF Industries filed protests against the tariff filing. See "Item 3. Legal Proceedings, Ammonia Pipeline Matters" for a description of those matters.

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

     The intrastate operations of the Ammonia Pipeline in Louisiana are subject to regulation by the Louisiana Public Service Commission. Shippers under the Louisiana intrastate tariff have rights similar to those mentioned in the paragraph above.


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

     See "Item 3 - Legal Proceedings" for information concerning several matters pending against certain subsidiaries of KPP involving claims for environmental damages.

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


EMPLOYEES

     At December 31, 2004, the Company, and its subsidiaries and affiliates employed approximately 1,133 persons. Approximately 154 persons at seven terminal locations in the United States and Canada were subject to representation by labor unions and collective bargaining or similar contracts at that date. The Company considers relations with its employees to be good.


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

     The properties used in the operations of KPP's Pipelines are owned by KPP, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2009. Statia's facilities are owned through subsidiaries and the majority of ST's facilities are owned, while the remainder, including some of its terminal facilities located in port areas and its operational headquarters, located in Richardson, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms.


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

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. In June of 2004, the DOT issued a final order reducing the penalty to $256,250 jointly against ST Services and PEPCO and $74,000 against ST Services. On September 14, 2004, ST Services petitioned for reconsideration of the order.

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

     Paulsboro Litigation. In 2003, Exxon Mobil filed a lawsuit in a New Jersey state court against GATX Corporation, Kinder Morgan Liquid Terminals ("Kinder Morgan"), the successor in interest to GATX Terminals Corporation ("GATX"), and the Company's subsidiary, ST Services, seeking reimbursement for remediation costs associated with the Paulsboro, New Jersey terminal. The terminal was owned and operated by Exxon Mobil from the early 1950's until 1990 when purchased by GATX. ST Services purchased the terminal in 2000 from GATX. GATX was subsequently acquired by Kinder Morgan. As a condition to the sale to GATX in 1990, Exxon Mobil undertook certain remediation obligations with respect to the site. In the lawsuit, Exxon Mobil is claiming that it has complied with its remediation and contractual obligations and is entitled to reimbursement from GATX Corporation, the parent company of GATX, Kinder Morgan, and ST Services for costs in the amount of $400,000 that it claims are related to releases at the site subsequent to its sale of the terminal to GATX. It is also alleging that any remaining remediation requirements are the responsibility of GATX Corporation, Kinder Morgan, or ST Services. Kinder Morgan has alleged that it was relieved of any remediation obligations pursuant to the sale agreement between its predecessor, GATX, and ST Services. ST Services believes that, except for remediation involving immaterial amounts, GATX Corporation or Exxon Mobil are responsible for the remaining remediation of the site. Costs of completing the required remediation depend on a number of factors and cannot be determined at the current time.

     Ammonia Pipeline Matters. A subsidiary of KPP purchased the approximately 2,000-mile ammonia pipeline system from Koch Pipeline Company, L.P. and Koch
Fertilizer Storage and Terminal Company in 2002. The rates of the ammonia pipeline are subject to regulation by the Surface Transportation Board (the "STB"). The STB had issued an order in May 2000, prescribing maximum allowable rates KPP's predecessor could charge for transportation to certain destination points on the pipeline system. In 2003, KPP instituted a 7% general increase to pipeline rates. On August 1, 2003, CF Industries, Inc. ("CFI") filed a complaint with the STB challenging these rate increases. On August 11, 2004, STB ordered KPP to pay reparations to CFI and to return CFI's rates to the levels permitted under the rate prescription. KPP has complied with the order. The STB, however, indicated in the order that it would lift the rate prescription in the event KPP could show "materially changed circumstances." KPP has submitted evidence of "materially changed circumstances," which specifically includes its capital investment in the pipeline. CFI has argued that KPP's acquisition costs should not be considered by the STB as a measure of KPP's investment base. The STB is expected to decide the issue within the second quarter of 2005.

     Also, on June 16, 2003, Dyno Nobel Inc. ("Dyno") filed a complaint with the STB challenging the 2003 rate increase on the basis that (i) the rate increase constitutes a violation of a contract rate, (ii) rates are discriminatory and
(iii) the rates exceed permitted levels. Dyno also intervened in the CFI proceeding described above. Unlike CFI, Dyno's rates are not subject to a rate prescription. As of December 31, 2004, Dyno would be entitled to approximately $2 million in rate refunds, should it be successful. KPP believes, however, that Dyno's claims are without merit.

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


Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not hold a meeting of shareholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 2004.


                                     PART II

Item 5. Market for the Registrant's Shares and Related Shareholder Matters

     The Company's shares ("Shares") were listed and began trading on the New York Stock Exchange (the "NYSE") effective June 29, 2001, under the symbol "KSL." At March 4, 2005, there were approximately 4,000 shareholders of record for the Company. Set forth below are prices on the NYSE and cash distributions for the periods indicated for such Shares.

                                                       Share Prices                     Per Share Cash
         Year                                        High           Low                  Distributions
         ------------------------------            ----------------------               --------------
         2003:
                   First quarter                   $ 21.11      $  18.35                $    .4375
                   Second quarter                    29.35         20.90                     .4375
                   Third quarter                     29.70         24.99                     .475
                   Fourth quarter                    32.31         26.81                     .475

         2004:
                   First quarter                     31.47         28.98                     .475
                   Second quarter                    31.17         25.11                     .495
                   Third quarter                     31.42         27.28                     .495
                   Fourth quarter                    42.91         30.99                     .495

         2005:
                   First quarter                     43.08         42.61                         (a)
                      (through March 4, 2005)


(a) The cash distribution with respect to the first quarter of 2005 has not yet been declared.

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

                                                                 Year Ended December 31,
                                        --------------------------------------------------------------------------
                                             2004           2003         2002 (a)          2001           2000
                                        ------------   ------------    ------------   ------------   -------------

Income Statement Data:
Revenues:
   Services...........................  $    379,155   $    354,591    $    288,669   $    207,796   $     156,232
   Products...........................       676,093        511,200         381,159        327,542         381,186
                                        ------------   ------------    ------------   ------------   -------------
                                        $  1,055,248   $    865,791    $    669,828   $    535,338   $     537,418
                                        ============   ============    ============   ============   =============

Operating income......................  $    136,779   $    128,504    $    106,359   $     79,791   $      61,174
                                        ============   ============    ============   ============   =============

Income before gain on issuance of
   units by KPP, income taxes and
   cumulative effect of change in
   accounting principle...............  $     27,603   $     27,385    $     24,931   $     16,051   $      15,467

Income tax benefit (expense) (b)......        (3,251)        (4,887)         (2,585)         2,413          (2,824)
Gain on issuance of units by KPP (c)..           -           10,898          24,882          9,859            -
                                        ------------   ------------    ------------   ------------   -------------
Income before cumulative effect
   of change in accounting principle..        24,352         33,396          47,228         28,323          12,643

Cumulative effect of change in
   accounting principle - adoption of
   new accounting standard for asset
   retirement obligations.............           -             (313)            -              -              -
                                        ------------   ------------    ------------   ------------   -------------
Net income............................  $     24,352   $     33,083    $     47,228   $     28,323   $      12,643
                                        ============   ============    ============   ============   =============
Per Share Data:
Earnings per share:
   Basic:
     Before cumulative effect of
       change in accounting principle.  $       2.07   $       2.89    $       4.13   $       2.57   $        1.19
     Cumulative effect of change in
       accounting principle...........          -              (.03)            -              -              -
                                        ------------   ------------    ------------   ------------   -------------
                                        $       2.07   $       2.86    $       4.13   $       2.57   $        1.19
                                        ============   ============    ============   ============   =============
   Diluted:
     Before cumulative effect of
       change in accounting principle.  $       2.03   $       2.84    $       4.02   $       2.46   $        1.15
     Cumulative effect of change in
       accounting principle...........          -              (.03)            -              -              -
                                        ------------   ------------    ------------   ------------   -------------
                                        $       2.03   $       2.81    $       4.02   $       2.46   $        1.15
                                        ============   ============    ============   ============   =============
Cash distributions declared
   per share (d)......................  $       1.96   $      1.825    $       1.65   $      0.725   $       -
                                        ============   ============    ============   ============   =============
Weighted average diluted shares
   outstanding........................        11,981         11,792          11,755         11,509          11,029
                                        ============   ============    ============   ============   =============



                                                                 Year Ended December 31,
                                        --------------------------------------------------------------------------
                                             2004           2003         2002 (a)          2001           2000
                                        ------------   ------------    ------------   ------------   -------------

Balance Sheet Data (at year end):
Property and equipment, net...........  $  1,148,612   $  1,113,020    $  1,092,276   $    481,396   $     321,448
Total assets..........................     1,356,888      1,291,567       1,244,101        571,767         429,852
Long-term debt........................       688,935        636,308         718,162        277,302         184,052
Shareholders' equity..................        80,355         77,721          63,654         33,932          71,369


(a)  See Note 4 to Consolidated Financial Statements regarding KPP acquisitions.

(b) Effective with the Distribution (See Note 1 to Consolidated Financial Statements) the Company became a pass-through entity with its income, for federal and state purposes, taxed at the shareholder level instead of the Company paying such taxes. Additionally, in 2000 the Company recognized expected benefits from prior years tax losses (change in valuation allowance) of $4.6 million.

(c) See Note 3 to Consolidated Financial Statements regarding the 2003 and 2002 gains on issuance of units by KPP.

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


OVERVIEW

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

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of the Company, formed Kaneb Pipe Line Partners, L.P. ("KPP") to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interests and an 18% (at December 31, 2004) limited partner interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of KPP and a 1% interest as general partner of KPOP.

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

     The completion of the KSL Merger is subject to the customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. The completion of the KSL Merger is also subject to completion of the KPP Merger. All required shareholder and unitholder approvals have been obtained. Upon completion of the mergers, the general partner of the combined partnership will be owned by affiliates of Valero Energy Corporation and the Company and KPP will become wholly owned subsidiaries of Valero L.P.

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

     KPP's terminaling business is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. In the United States, ST Services operates 41 facilities in 20 states. ST Services also owns and operates seven terminals located in the United Kingdom and eight terminals in Australia and New Zealand. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. Statia, acquired on February 28, 2002 ("see "Liquidity and Capital Resources"), owns a terminal on the Island of St. Eustatius, Netherlands Antilles and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

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


CONSOLIDATED RESULTS OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2004          2003          2002
                                                                           -----------   -----------    -----------
                                                                           (in thousands, except per share amounts)
Consolidated revenues..................................................    $ 1,055,248   $   865,791    $   669,828
                                                                           ===========   ===========    ===========
Consolidated operating income..........................................    $   136,779   $   128,504    $   106,359
                                                                           ===========   ===========    ===========
Consolidated income before gain on issuance of units by KPP, income taxes and cumulative effect of change in accounting
   principle...........................................................    $    27,603   $    27,385    $    24,931
                                                                           ===========   ===========    ===========
Consolidated net income................................................    $    24,352   $    33,083    $    47,228
                                                                           ===========   ===========    ===========
Earnings per share:
   Basic:
     Before cumulative effect of change in accounting principle........    $      2.07   $      2.89    $      4.13
     Cumulative effect of change in accounting principle...............           -             (.03)          -
                                                                           -----------   -----------    -----------
                                                                           $      2.07   $      2.86    $      4.13
                                                                           ===========   ===========    ===========
   Diluted:
     Before cumulative effect of change in accounting principle........    $      2.03   $      2.84    $      4.02
     Cumulative effect of change in accounting principle...............           -             (.03)          -
                                                                           -----------   -----------    -----------
                                                                           $      2.03   $      2.81    $      4.02
                                                                           ===========   ===========    ===========
   Cash distributions declared per share...............................    $      1.96   $     1.825    $      1.65
                                                                           ===========   ===========    ===========
   Consolidated capital expenditures...................................    $    42,214   $    44,747    $    31,101
                                                                           ===========   ===========    ===========



     For the year ended December 31, 2004, consolidated revenues increased by $189.5 million, or 22%, when compared to the year ended December 31, 2003, due to a $164.9 million increase in revenues in the product marketing business (see "Product Marketing Services" below), a $24.4 million increase in revenues in the teminaling business (see "Terminaling Operations" below) and a $0.2 million increase in revenues from the pipeline business (see "Pipeline Operations" below). Consolidated operating income for the year ended December 31, 2004 increased by $8.3 million, or 6%, when compared to 2003, due to an $8.1 million increase in terminaling operating income and a $5.0 million increase in product marketing operating income, partially offset by a $3.0 million decrease in pipeline operating income and a $1.9 million increase in corporate general and administrative expenses. Operating income for 2004 is after $3.9 million of costs associated with the Valero L.P. merger agreement and compliance with the Sarbanes-Oxley Act of 2002. Consolidated 2004 income before gain on issuance of units by KPP, income taxes, and cumulative effect of change in accounting principle, increased by $0.2 million, when compared to 2003. Overall, consolidated net income decreased by $8.7 million, or 26%, when compared to 2003, which includes a $10.9 million gain on issuance of units by KPP (see "Liquidity and Capital Resources").

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


PIPELINE OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2004                 2003                2002
                                                          -----------        -----------          -----------
                                                                             (in thousands)

Revenues.............................................     $   119,803        $   119,633          $    82,698
Operating costs......................................          48,306             46,379               33,744
Depreciation and amortization........................          14,538             14,117                6,408
General and administrative...........................           8,106              7,277                3,923
                                                          -----------        -----------          -----------
Operating income.....................................     $    48,853        $    51,860          $    38,623
                                                          ===========        ===========          ===========


     KPP's pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or STB, the pipelines compete on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. For the year ended December 31, 2004, revenues increased by $0.2 million, when compared to 2003, due to increases in barrel miles of products shipped on petroleum pipelines, substantially offset by lower prices received for products shipped on the anhydrous ammonia pipeline. For the year ended December 31, 2003, revenues increased by $36.9 million, or 45%, when compared to 2002, due entirely to the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). Barrel miles on petroleum pipelines totaled 22.2 billion, 21.3 billion (including 4.7 billion for the petroleum pipeline acquired in December 2002) and 18.3 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Total volumes shipped on the anhydrous ammonia pipeline aggregated 1,123 thousand tons in 2004 and 1,157 thousand tons in 2003.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.9 million in 2004 and $12.6 million in 2003. The increase in 2004, when compared to 2003, was due to unusually high expenses relating to preventive and other maintenance and repairs, including those required by government regulation, and increases in power and fuel costs. The increase in 2003, when compared to 2002, was due to the pipeline acquisitions and increases in expenditures for routine repairs and maintenance. For the year ended December 31, 2004, depreciation and amortization increased by $0.4 million, when compared to 2003, due primarily to routine maintenance capital expenditures. For the year ended December 31, 2003, depreciation and amortization increased by $7.7 million, when compared to 2002, due to the pipeline acquisitions and routine maintenance capital expenditures. General and administrative costs, which includes managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs increased by $0.8 million in 2004, when compared to 2003, due primarily to costs associated with the Valero, L.P. merger agreement, compliance with the Sarbanes-Oxley Act of 2002 and increases in personnel-related costs. General and administrative costs for the year ended December 31, 2003 increased by $3.4 million, when compared to 2002, due to the pipeline acquisitions and increases in personnel-related costs.


TERMINALING OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2004                 2003                2002
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   259,352        $   234,958          $   205,971
Operating costs......................................         122,791            114,030               94,480
Depreciation and amortization........................          41,232             38,089               32,368
Gain on sale of assets...............................           -                   -                    (609)
General and administrative...........................          20,666             16,307               14,692
                                                          -----------        -----------          -----------
Operating income.....................................     $    74,663        $    66,532          $    65,040
                                                          ===========        ===========          ===========

     For the year ended December 31, 2004, KPP's terminaling revenues increased by $24.4 million, or 10%, when compared to 2003, due to increases in both tankage utilization and the average price realized per barrel of tankage utilized. For the year ended December 31, 2003, KPP's terminaling revenues increased by $29.0 million, or 14%, when compared to 2002, due to the 2002 terminal acquisitions (see "Liquidity and Capital Resources") and overall increases in the average price realized per barrel of tankage utilized. Approximately $25 million of the 2003 revenue increase was a result of the terminal acquisitions. Average annual tankage utilized for the years ended December 31, 2004, 2003 and 2002 aggregated 48.9 million barrels, 46.7 million barrels and 46.5 million barrels, respectively. Average revenues per barrel of tankage utilized for the years ended December 31, 2004, 2003 and 2002 was $5.30, $5.02 and $4.43, respectively. The increase in 2004 average revenues per barrel of tankage utilized was primarily the result of favorable market conditions domestically and in Australia and New Zealand and favorable foreign currency exchange differences. The increase in 2003 average revenues per barrel of tankage utilized was the result of changes in product mix resulting from the 2002 terminals acquisitions and favorable foreign currency exchange differences.

     For year ended December 31, 2004, operating costs increased by $8.8 million, when compared to 2003, due to an overall increase in planned terminal maintenance. In 2003, operating costs increased by $19.6 million, when compared to 2002, due to the 2002 terminal acquisitions, repair costs associated with hurricane Isabel and increases in planned maintenance. For the year ended December 31, 2004, depreciation and amortization increased by $3.1 million, when compared to 2003, due to expansion and routine maintenance capital expenditures. For the year ended December 31, 2003, depreciation and amortization increased by $5.7 million, when compared to 2002, due to the 2002 terminal acquisitions. In 2002, KPP sold land and other terminaling business assets for net proceeds of approximately $1.1 million, recognizing a gain on disposition of assets of $0.6 million. General and administrative expenses increased by $4.4 million in 2004, when compared to 2003, due to increases in personnel-related costs and costs associated with the Valero L.P. merger agreement and compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses increased by $1.6 million in 2003, when compared to 2002, due to the terminal acquisitions and increases in personnel-related costs.


PRODUCT MARKETING SERVICES

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2004          2003          2002
                                                                           -----------   -----------    -----------
                                                                                         (in thousands)

Revenues...............................................................    $   676,093   $   511,200    $   381,159
Cost of products sold..................................................        647,733       486,310        367,870
                                                                           -----------   -----------    -----------
Gross margin...........................................................    $    28,360   $    24,890    $    13,289
                                                                           ===========   ===========    ===========
Operating income.......................................................    $    17,262   $    12,233    $     4,692
                                                                           ===========   ===========    ===========


     For the year ended December 31, 2004, revenues increased by $164.9 million, or 32%, when compared to 2003, due to an increase in both volumes sold and the overall increase in sales price realized. Total volumes sold and average sales price per gallon received for the year ended December 31, 2004 aggregated 697 million gallons and $0.97, respectively, compared to 612 million gallons and $0.84, respectively, for the year ended December 31, 2003. For the year ended December 31, 2004, gross margin and operating income increased by $3.5 million and $5.0 million, respectively, when compared to 2003, due to the increase in volumes sold.

     For the year ended December 31, 2003, revenues increased by $130.0 million, or 34%, when compared to 2002, due to an increase in both sales volumes and the average sales price realized. Total volumes sold and average sales price per gallon for the year ended December 31, 2003 aggregated 612 million gallons and $0.84, respectively, compared to 517 million gallons and $0.74, respectively, for the year ended December 31, 2002. The volume increase was due to the product sales operations acquired with Statia on February 28, 2002 (see "Liquidity and Capital Resources"). The price increase was due to increases in overall average market prices, partially offset by changes in product mix resulting from the Statia acquisition. For the year ended December 31, 2003, gross margin and operating income increased by $11.6 million and $7.5 million, respectively, due to the increase in both the volumes sold and favorable product margins.

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


INTEREST EXPENSE

     For the year ended December 31, 2004, interest expense increased by $4.0 million, when compared to 2003, due to KPP's May 2003 refinancing of variable rate debt with $250 million of 5.875% senior unsecured notes (see "Liquidity and Capital Resources") and overall increases in interest rates on remaining variable rate debt.

     For the year ended December 31, 2003, interest expense increased by $10.6 million, when compared to 2002, due to increases in fixed rate debt resulting from KPP's 2002 pipeline and terminal acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt.

INCOME TAXES

     KPP's partnership operations are not subject to federal or state income taxes. However, certain KPP operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $3.3 million, $5.2 million and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Income tax expense for the year ended December 31, 2002 includes a benefit of $1.3 million relating to favorable developments pertaining to the resolution of certain state income tax matters.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of KPP, which was acquired with Statia on February 28, 2002, to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities, including the operations of KPP, was $126.7 million, $144.9 million and $89.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in 2004 operating cash flows, when compared to 2003, was due primarily to changes in working capital resulting from the timing of cash receipts and disbursements and costs associated with the Valero L.P. merger agreement and compliance with the Sarbanes-Oxley Act of 2002, partially offset by overall increases in operating income. The increase in 2003, when compared to 2002, was due to increase in pipeline, terminaling and product marketing revenues and operating income, primarily as a result of the 2002 acquisitions, and changes in working capital components resulting from the timing of receipts and disbursements.

     Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, were $42.2 million, $44.7 million and $31.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, and almost exclusively relate to KPP. Such expenditures included $30.8 million and $20.3 million in maintenance and environmental expenditures and $11.4 million and $24.4 million in expansion expenditures for the years ended December 31, 2004 and 2003, respectively. The decrease in 2004 capital expenditures, when compared to 2003, is primarily the result of decreases in planned expansion capital expenditures related to the terminaling business. The increase in 2003 capital expenditures, when compared to 2002, is the result of planned maintenance and expansion capital expenditures related to the KPP pipeline and terminaling operations acquired in 2002 and planned maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages are included under KPP's insurance coverages (subject to deductibles and limits). KPP anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 million to $44 million in 2005. Such future expenditures by KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that KPP will have the ability to finance such expenditures through borrowings, or choose to do so.

     The Company makes quarterly distributions of 100% of available cash, as defined in the limited liability agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned product marketing operations is being used to reduce working capital borrowings. Distributions of $1.96, $1.825 and $1.65 per share were declared and paid to shareholders with respect to the years ended December 31, 2004, 2003 and 2002, respectively.

     KPP expects to fund its future cash distributions and routine maintenance capital expenditures (excluding acquisitions) with existing cash and anticipated cash flows from operations. Expansionary capital expenditures of KPP are expected to be funded through additional KPP bank borrowings and/or future KPP public equity or debt offerings.

     The Company has an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by 4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At December 31, 2004, $14.0 million was drawn on the credit facility.

     The Company's product marketing subsidiary has a credit agreement with a bank that, as amended, provides for a $15 million revolving credit facility through April of 2007. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. At December 31, 2004, the subsidiary was in compliance with all covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the Company's wholly-owned products marketing business and by 250,000 KPP limited partnership units held by the product marketing subsidiary. At December 31, 2004, $3.0 million was drawn on the facility.

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

     In February of 2002, KPP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay KPP's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes, which are without recourse to the Company, are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At December 31, 2004, KPP was in compliance with all covenants.

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

     In April of 2003, KPP entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company and other partners. At December 31, 2004, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At December 31, 2004, $95.7 million was outstanding under the credit agreement.

     On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the 2003 revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At December 31, 2004, KPP was in compliance with all covenants. In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract, net of interest of outside non-controlling partners in KPP's accumulated other comprehensive income, has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

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

         The following is a schedule by period of the Company's, including KPP's, debt repayment obligations and material contractual commitments at December 31, 2004:

                                                         Less than                                    After
                                           Total          1 year       1 -3 years    4 -5 years      5 years
                                         ----------    ----------      ----------    -----------   ----------
                                                                    (in thousands)
Debt:
    Revolving credit facility.........  $    14,000   $       -        $  14,000     $      -      $      -
    Revolving credit facility of
      subsidiary......................        3,033           -              -            3,033           -
    KPP revolving credit facility.....       95,669           -           95,669            -             -
    KPP 7.75% senior unsecured
      notes...........................      250,000           -              -              -         250,000
    KPP 5.875% senior unsecured
      notes...........................      250,000           -              -              -         250,000
    Other KPP bank debt...............       76,283           -           76,283            -             -
                                        -----------   -----------      ---------     ----------    ----------

       Debt subtotal..................      688,985           -          185,952          3,033       500,000
                                        -----------   -----------      ---------     ----------    ----------

Contractual commitments -
    Operating leases..................       52,189         9,822         14,831          9,396        18,140
                                        -----------   -----------      ---------     ----------    ----------

       Total..........................  $   741,174   $     9,822      $ 200,783     $   12,429    $  518,140
                                        ===========   ===========      =========     ==========    ==========


     See also "Item 1 - Environmental Matters" and "Item 3 - Legal Proceedings".


OFF-BALANCE SHEET TRANSACTIONS

     The Company was not a party of any off-balance sheet transactions at December 31, 2004, or for any of the years ended December 31, 2004, 2003 or 2002.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are presented in the Notes to the Consolidated Financial Statements of the Company.

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

     The carrying value of KPP's property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized by KPP under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of KPP for the years ended December 31, 2004, 2003 or 2002. However, future evaluations of carrying value are dependent on many factors, several of which are out of KPP's control, including demand for refined petroleum products and terminaling services in KPP's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of KPP.

     KPP environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded by KPP when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or KPP's commitment to a formal plan of action. The application of KPP's environmental accounting policies did not have a material impact on the results of operations of KPP for the years ended December 31, 2004, 2003 or 2002. Although KPP believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of KPP could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of KPP.


RECENT ACCOUNTING PRONOUNCEMENT

     In December of 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in the third quarter of 2005. The impact of adoption on the Company's consolidated financial statements is still being evaluated.


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

     The principal market risks pursuant to this Item (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's and KPP's debt and investment portfolios, fluctuations of petroleum product prices on inventories held for resale, and fluctuations in foreign currency.

     The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $148.2 million (including KPP's debt) at December 31, 2004, a one percent increase in interest rates would increase annual net interest expense by approximately $1.5 million, before interest of outside non-controlling partners in KPP's net income. Information regarding KPP's interest rate hedging transactions was included in "Item 7 -Interest and Other Income" and "Item 7 - Liquidity and Capital Resources".

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


Item 9(a). Controls and Procedures

     Kaneb Services LLC's principal executive officer and principal financial officer, after evaluating as of December 31, 2004, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Kaneb Services LLC (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004. The Company's independent auditors have issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report appears below.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Kaneb Services LLC

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Kaneb Services LLC and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kaneb Services LLC and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 11, 2005


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the fourth quarter of 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The Company's Amended and Restated Limited Liability Company Agreement (the "Company Agreement") provides for classifications of its Board of Directors into three classes, with each class holding office for a three-year term.


                                                                                     Years of Service
       Name                         Age             Position with KSL                    With KSL
       --------------------------- ------- ------------------------------------ ---------------------------
       John R. Barnes                60    President, Chairman of the Board                   3   (a)
                                             and Chief Executive Officer
       Howard C. Wadsworth           60    Vice President, Treasurer                          3   (b)
                                             and Secretary
       Sangwoo Ahn                   66    Director                                           3   (c)
       Murray R. Biles               74    Director                                           3   (d)
       Frank M. Burke                65    Director                                           3   (e)
       Charles R. Cox                62    Director                                           3   (f)
       Hans Kessler                  55    Director                                           3   (g)
       James R. Whatley              78    Director                                           3   (h)


(a) Mr. Barnes, Chairman of the Board, President and Chief Executive Officer of Kaneb Services LLC (the "Company") is also a director of Kaneb Pipe Line Company LLC ("KPL"). Mr. Barnes also serves as a director of Xanser Corporation.

(b) Mr. Wadsworth serves as Vice President, Treasurer and Secretary of Kaneb Services LLC. Mr. Wadsworth joined the Kaneb companies in October 1990.

(c) Mr. Ahn, a director of the Company since the Distribution is also a director of KPL. Mr. Ahn has served as Chairman of the Board of Quaker Fabric Corporation since 1993 and currently serves as a director of Xanser Corporation and PAR Technology Corporation.

(d) Mr. Biles, a director of the Company since the Distribution is also a director of KPL. Mr. Biles joined KPL in November 1953 and served as President from January 1985 until his retirement at the close of 1993.

(e) Mr. Burke, a director of the Company since the Distribution is also a director of KPL. Mr. Burke has been Chairman and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment company, for more than the past five years. Mr. Burke also currently serves as a director of Xanser Corporation, Arch Coal, Inc., Crosstex Energy, Inc., and Crosstex Energy GP, LLC.

(f) Mr. Cox, a director of the Company since the Distribution is also a director of KPL. Mr. Cox has been Chairman of the Board and Chief Executive Officer of WRS Infrastructure and Environment, Inc., a technical services company, since March 2001. He served as a private business consultant following his retirement in January 1998, from Fluor Daniel, Inc., where he served in senior executive level positions during a 29 year career with that organization. Mr. Cox also currently serves as a director of Xanser Corporation.

(g) Mr. Kessler, a director of the Company since the Distribution is also a director of KPL. Mr. Kessler has served as Chairman and Managing Director of KMB Kessler + Partner GmbH since 1992. He was previously a Managing Director and Vice President of a European Division of Tyco International Ltd. Mr. Kessler also currently serves as a director of Xanser Corporation.

(h) Mr. Whatley, a director of the Company since the Distribution is also a director of KPL. Mr. Whatley served as Chairman of the Board of Directors of Xanser Corporation (formerly Kaneb Services, Inc.) from February 1981 until April 1989, and continues to serve as a member of the Board.

     During 2004, the Board of Directors of the Company held nine meetings and, with the exception of one meeting which Mr. Whatley was unable to attend, each director attended 100% of these meetings.


CODE OF ETHICS

     The Company has adopted a Code of Ethics applicable to all employees, including the principal executive officer, principal financial officer and directors of the General Partner. The Company has also adopted Corporate Governance Guidelines, which address director qualification standards; director access to management, and as necessary and appropriate, independent advisors; director compensation; director orientation and continuing education; management succession and annual performance evaluation of the board. Copies of the Code of Ethics and the Corporate Governance Guidelines are available on Kaneb's website at www.kaneb.com and will be provided without charge by written request to Investor Relations, 2435 North Central Expressway, Richardson, Texas 75080.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE STATEMENT

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires the Company's executive officers and directors, among others, to file reports of ownership and changes of ownership in the Partnership's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are also required by related regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended December 31, 2004, its officers and directors have complied with all applicable filing requirements under Section 16(a).


AUDIT COMMITTEE

     The Company's Board has an Audit Committee, which is currently comprised of Sangwoo Ahn (Chairman), Frank M. Burke and James R. Whatley. Each of the members of the Audit Committee is independent as defined under the listing standards of the New York Stock Exchange and the Securities Exchange Act of 1934, and the Board of Directors of KPL has determined that Frank M. Burke is an "audit committee financial expert" as defined in the rules of the Securities and Exchange Commission. Messrs. Ahn and Burke each serve on the audit committee of more than two public companies other than KPL and KSL. The Audit Committee and the KPL Board have determined that Mr. Ahn's and Mr. Burke's simultaneous services on other audit committees will not impair their ability to effectively serve on the Audit Committee. The Audit Committee held four meetings during 2004 and, with the exception of one meeting which Mr. Whatley was unable to attend, each committee member attended 100% of these meetings.

     The functions of the Audit Committee include the selection of the independent auditors, the planning of, and fee estimate approval for, the annual audit of the consolidated financial statements, the review of the results of the examination by the independent auditors of the consolidated financial statements, and the approval of any non-audit services performed by the independent auditors and consideration of the effect of such non-audit services on the auditors' independence. The Audit Committee has the authority to engage independent counsel and other advisers as it determines necessary to carry out its duties. The Audit Committee operates under a written charter adopted by the Board of Directors of the Company, which is available on Kaneb's website at www.kaneb.com or in print to any shareholder who sends a written request to Investor Relations, 2435 North Central Expressway, Richardson, Texas 75080.

     The Audit Committee has established procedures for the receipt, retention, and treatment of complaints received regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with the Audit Committee may do so by writing in care of Chairman of the Audit Committee, Kaneb Services LLC, 2435 North Central Expressway, Suite 700, Richardson, Texas 75080.


COMPENSATION COMMITTEE

     The Company has a Compensation Committee comprised of Charles R. Cox, Hans Kessler and James R. Whatley (Chairman), each of whom is "independent" as defined under the listing standards of the New York Stock Exchange. The function of the Compensation Committee is to establish and review the compensation programs for the Named Executive Officers of Kaneb and its subsidiaries and to formulate, recommend and implement incentive, share option or other bonus plans or programs for the officers of Kaneb and its subsidiaries. The Compensation Committee held four meetings during 2004, which were attended by all committee members, except for Mr. Whatley, who attended three meetings.

     The Compensation Committee operates under a written charter adopted by the Board of Directors of the Company, which is available on Kaneb's website at www.kaneb.com.


NYSE CORPORATE GOVERNANCE LISTING STANDARDS

Annual CEO Certification

     As the Chief  Executive  Officer of Kaneb  Services  LLC and as required by
Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, I hereby certify that as of the date hereof I am not aware of any violation by the Company of NYSE's Corporate Governance listing standards, other than has been notified to the Exchange pursuant to Section 303A.12(b) and disclosed as Exhibit H to the Company's Section 303A Annual Written Affirmation.

                                By:      //s//  JOHN R. BARNES
                                Print Name:       John R. Barnes
                                Title:    Chairman of the Board and
                                          Chief Executive Officer
                                Date:    March 15, 2005

Executive Sessions Of Non-Management Directors

     Messrs. Ahn, Biles, Burke, Cox, Kessler and Whatley, who are the non-management directors of the Company, meet at regularly scheduled executive sessions without management. Sangwoo Ahn serves as the presiding director at those executive sessions. Persons wishing to communicate with the non-management directors may do so by writing Mr. Ahn, Kaneb Services LLC, 2435 North Central Expressway, Suite 700, Richardson, Texas 75080.

     Messrs. Ahn, Biles, Burke, Cox, Kessler and Whatley, who are the independent non-management directors of the Company, meet at least annually in executive session without management and the other directors. Sangwoo Ahn serves as the presiding director at those executive sessions. Persons wishing to communicate with the Company's independent non-management directors may do so by by writing Mr. Ahn, Kaneb Services LLC, 2435 North Central Expressway, Suite 700, Richardson, Texas 75080.


Item 11.    Executive Compensation

     The following table sets forth information concerning the annual and long-term compensation paid for services to the Company in all capacities for the fiscal years ended December 31, 2004, 2003 and 2002 to the Chief Executive Officer and the other executive officer of Kaneb Services LLC (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation (2)           Long Term Compensation
                             -----------------------  -----------------------------------------
                                                           DSUs         Options
                                                        Related to    Related to       Other
    Name and                                             Deferred      Deferred        Share          All Other
Principal Position     Year     Salary      Bonus     Compensation(3)Compensation     Options     Compensation (4)
--------------------   ----   ----------  ---------   ---------------------------   -----------   ----------------

John R.  Barnes (1)     2004  $  130,000    $ -0-            505           -0-          300,000      $   2,823
Chairman of the Board   2003     122,917      -0-            547           -0-             -0-           2,629
President and Chief     2002     118,760      -0-          9,835         13,970            -0-           2,504
Executive Officer of
the Company

Howard C.  Wadsworth(1) 2004      75,750    25,000            98           -0-             -0-           2,975
Vice President,         2003      72,375      -0-            109           -0-             -0-           2,444
Treasurer and           2002      70,282      -0-            731           855             -0-           2,504
Secretary


(1) Messrs. Barnes and Wadsworth also receive compensation for services provided to and paid for by Kaneb Pipe Line Partners, L.P., none of which is included in the foregoing table.

(2) Amounts for 2004, 2003 and 2002, respectively, exclude compensation voluntarily deferred for the purchase of Deferred Share Units ("DSUs") pursuant to the Kaneb Deferred Stock Unit Plan by Mr. Barnes ($61,250, $61,250 and $48,490) and Mr. Wadsworth ($3,750, $3,750 and $2,969) and for
     the purchase of DSUs pursuant to the Kaneb Supplement Deferred Compensation Plan by Mr. Barnes ($8,750, $7,500 and $7,750) and Mr. Wadsworth ($1,695, $1,500 and $1,750).

(3) Reflects DSUs from salary deferrals and those acquired in connection with the Supplemental Deferred Compensation Plan.

(4) Includes the amount of the Company's contribution to the Savings Investment Plan (the "401(k) Plan") and the imputed value of Company-paid group term life insurance coverage exceeding $50,000.


OPTIONS/SAR'S GRANTED DURING LAST FISCAL YEAR

     The following table includes the details of options granted to the Chief Executive Officer during 2004. All options were priced at 100% of the closing price of the Company's Common Shares on the date of grant. For illustrative purposes only, the Black-Scholes option pricing model has been used to estimate the value of options issued by the Company. The assumptions used in the calculations under such model include share price variance or volatility based on weekly average variances of the shares and similar shares for the ten-year period preceding issuance, a risk-free rate of return based on the 30-year U.S. Treasury bill rate for the ten-year expected life of the options, and exercise of the options at the end of their expected life. The actual option value realized, if such option is exercised, will be based upon the excess of the market price of the Company's Common Shares over the exercise price of the option on the date of exercise. There is no relationship between the actual option value upon exercise and the illustration below.

                                             % of Total                                            Computed Value
                          Number of            Granted                                               Using Black
                        Options/SAR's       To Employees        Exercise Price      Expiration     Scholes Option
       Name                Granted           During Year           ($/Share)           Date         Pricing Model
------------------    ----------------   -------------------   ---------------     -----------    -----------------
John R. Barnes            300,000               100%                $28.75          08/03/2014         $780,000



AGGREGATED OPTION/SAR EXERCISES IN MOST RECENT FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

                                                             Number of Unexercised         Value of Unexercised
                                                                Options Held at            In-the-Money Options
                                Shares                          Fiscal Year End             at Fiscal Year End
                              Acquired On      Value     ----------------------------   ----------------------------
       Name                    Exercise      Realized    Exercisable   Unexercisable    Exercisable   Unexercisable
---------------------       -------------    --------    -----------   -------------    -----------   -------------
John R. Barnes                    -0-        $   -0-          -0-         300,000       $     -0-     $   4,332,000
Howard C.  Wadsworth             1,670         34,097        1,670          3,380           52,033           92,149



EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information about the Company's equity compensation plans as of December 31, 2004. Securities to be issued as shown in the table are the result of options granted and Deferred Share Units purchased including "Keep Whole Options" granted pursuant to the Distribution.

                            Number of Securities to                                         Number of Securities
                          be Issued Upon Exercise         Weighted-Average Exercise        Remaining Available for
                            of Outstanding Options,     Price of Outstanding Options,       Future Issuance Under
    Plan Category             Warrants and Rights            Warrants and Rights          Equity Compensation Plans
----------------------    --------------------------   ------------------------------   ----------------------------
Equity Compensation
Plans Approved by
Security Holders (1)                 506,307                        $21.66                        287,826

Equity Compensation
Plans Not Approved
By Security Holders                     -                              -                             -
                                 --------------                   ---------                    -------------
Total                                506,307                        $21.66                        287,826
                                 ==============                   =========                    =============

(1) All shares utilized for equity compensation are issued under the Kaneb Services LLC 2001 Incentive Plan, including those Keep-Whole Options related to Kaneb Services, Inc. options granted up to ten years prior to the Distribution.


KEEP-WHOLE OPTIONS GRANTED PURSUANT TO THE DISTRIBUTION

     In order to preserve the value of options which were outstanding prior to the Distribution, the Company issued options to purchase shares of its Common Shares to all holders of Kaneb Services, Inc. common stock options. No value was created by the grants and the same intrinsic value of options held was maintained for each holder as at the time of the Distribution. At the Distribution date, the exercise price for each option to purchase shares of Kaneb Services, Inc. common stock was reduced to an amount equal to the result of (1) the fair market value of a share of Kaneb Services, Inc.'s common stock on the ex-dividend date multiplied by (2) a fraction, the numerator of which was the original exercise price for the option and the denominator of which was the fair market value of a share of Kaneb Services, Inc.'s common stock on the last trading date prior to the ex-dividend date. The number of shares subject to the Kaneb Services, Inc. stock option was not changed as a result of the Distribution. With regard to options issued for shares of the Company, the exercise price applicable was that price that created the same ratio of exercise price to market price as in the adjusted exercise price applicable to the holders of Kaneb Services, Inc. options. The number of Common Shares subject to options issued by the Company was such number necessary to produce an intrinsic value (determined as of the ex-dividend date) that, when added to the intrinsic value of the adjusted Kaneb Services, Inc. option (determined as of the ex-dividend date), equaled the pre-distribution intrinsic value of the Kaneb Services, Inc. option, if any (determined as of the last trading date prior to the ex-dividend date). However options to purchase fractional Common Shares of the Company were not granted. The fair market values of shares of Kaneb Services, Inc.'s common stock and the Company's Common Shares were based upon the closing sales price of the stock on the last trading date prior to the ex-distribution date and the opening sales price of the shares on the ex-distribution date.

DESCRIPTION OF OTHER PROGRAMS

Deferred Share Unit Plans

     In 1996, Kaneb Services, Inc., now Xanser, implemented a share-based deferred compensation plan ("Deferred Stock Unit Plan" or "DSU Plan") whereby officers, directors and key executives were permitted to defer compensation on a pretax basis in return for common stock of Kaneb Services, Inc. at a predetermined date after the end of the compensation deferral period. In connection with the Distribution, the Company agreed to issue Deferred Share Units ("DSUs") equivalent in price to the Company's Common Shares at that time. For every three Kaneb Services, Inc. DSUs held, the Company issued one DSU, such that the intrinsic value of each holder's deferred compensation account remained unchanged as a result of the Distribution. In addition, upon the payment date of any distribution on the Company's Common Shares, the Company agreed to credit each deferred account with the equivalent value of the distribution. Upon the scheduled payment of the deferred accounts, the Company agreed to issue one common share for each DSU relative to Company DSUs previously issued and to pay the equivalent of the accumulated deferred distributions to the previously deferred account holder. All other terms of the DSU Plan remained unchanged. Similarly, Kaneb Services, Inc. agreed to issue to employees of the Company who hold DSUs the number of shares of Kaneb Services, Inc. common shares subject to the Kaneb Services, Inc. DSUs held by those employees. In March 2002, the Company implemented its own Deferred Share Unit Plan with substantially similar terms as the prior Kaneb Services, Inc. plan for its officers and key employees. At December 31, 2004, approximately 183,704 Common Shares of the Company are issuable under the prior Kaneb Services, Inc. plan and the Company's current plan.

     Effective March 10, 2005, the Company terminated its DSU Plan and all participants were fully vested. All accounts will be distributed to participants during 2005.


DIRECTOR'S FEES

     During 2004, each member of the Company's Board of Directors who was not also an employee of the Company was paid an annual retainer of $25,000. Members of the Company Board's Audit Committee, comprised of Sangwoo Ahn (Chairman), Frank M. Burke and James R. Whatley, received attendance fees of $1,000 per meeting for the Audit Committee meetings held during 2004. Messrs. Ahn and Burke, who attended four meetings of the Audit Committee, received $4,000 each and Mr. Whatley, who attended three meetings, received $3,000. In addition, each member of the Compensation Committee, comprised of Charles R. Cox, Hans Kessler and James R. Whatley received attendance fees of $500 per meeting attended. Messrs. Cox and Kessler each received $2,000 for 2004 for the four meetings attended during 2004 and Mr. Whatley received $1,500 for the three meetings he attended.

     In August 2004, the Company issued an aggregate of 60,000 restricted Common Shares to the outside Directors of the Company. All of such shares vest or become transferable in one-third increments on each anniversary date after issuance. In conjunction with the issuance of the restricted shares, the Company recognized a total expense of $0.4 million in 2004.


Item 12. Security Ownership of Certain Beneficial Owners and Management

BENEFICIAL OWNERSHIP OF COMMON SHARES
BY DIRECTORS AND EXECUTIVE OFFICERS

                                                                                  Number of Common        Percent
                                                                                 Shares Beneficially      of Out-
                                                                                      Owned at           standing
            Name                          Position Held with Company              March 4, 2005 (1)       Shares
-------------------------------     ---------------------------------------      -------------------     ---------
John R.  Barnes                     Chairman of the Board, President and                390,482 (2)          3.34%
                                    Chief Executive Officer

Sangwoo Ahn                         Director                                             97,306 (3)             *%

Murray R.  Biles                    Director                                             15,100                 *%

Frank M.  Burke                     Director                                             63,125                 *%

Charles R.  Cox                     Director                                             78,872 (4)             *%

Hans Kessler                        Director                                             27,144                 *%

James R.  Whatley                   Director                                             69,353 (5)             *%

Howard C.  Wadsworth                Vice President, Treasurer and Secretary              47,562 (6)             *%

All Directors and Executive Officers as a group (8 persons)                             788,944              6.75%


* Less than one percent.

(1) Shares listed include those beneficially owned by the person determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Includes 142,114 shares that Mr. Barnes has the right to acquire, pursuant to options or otherwise, within 60 days of March 4, 2005, and 248,368 shares for which Mr. Barnes has voting power.

(3) Includes 23,029 shares that Mr. Ahn has the right to acquire, pursuant to options or otherwise, within 60 days of March 4, 2005.

(4) Includes 31,227 shares that Mr. Cox has the right to acquire, pursuant to options or otherwise, within 60 days of March 4, 2005.

(5) Includes 16,700 shares that Mr. Whatley has the right to acquire, pursuant to options or otherwise, within 60 days of March 4, 2005.

(6) Includes 3,380 shares that Mr. Wadsworth has the right to acquire, pursuant to options or otherwise, within 60 days of March 4, 2005.


Item 13. Certain Relationships and Related Transactions

     The Company is entitled to certain reimbursements under the Distribution Agreement. For additional information regarding the nature and amount of such reimbursements, see Note 9 to the Partnership's consolidated financial statements.


Item 14. Principal Accounting Fees and Services

     The following table sets forth the aggregate fees billed for professional services rendered by KPMG LLP, the Company's principal accountant, for the audit of the Company's financial statements for the years ended December 31, 2004 and 2003, and for fees billed for other services rendered by KPMG LLP during those periods.

                                                                               Year Ended December 31,
                                                                           -------------------------------
                                                                                2004             2003
                                                                           -------------     -------------
         Audit (1)(3)                                                      $   1,232,000     $     512,000
         Audit-related Fees (3)                                                   83,000             -
         Tax Fees (2)                                                             30,000            83,000
         All Other Fees                                                             -                -
                                                                           -------------     -------------
                                                                           $   1,345,000     $     595,000
                                                                           =============     =============

          (1) Fees for the audit of the Company's annual financial statements, review of financial statements included in the Company's Quarterly Reports on Form 10-Q, and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements for the fiscal year shown. Less than 50 percent of the hours expended on KPMG LLP's engagement to audit the Company's financial statements in 2004 and 2003 were attributed to work performed by persons other than KPMG LLP's full-time, permanent employees.

          (2) Fees for professional services rendered by KPMG LLP for income tax return review, income tax consultation and other income tax compliance work. 2003 amount includes services performed in connection with acquisitions made in foreign countries.

          (3) Audit Fees and Audit-related Fees for 2004 include $625,000 and $22,800, respectively, for compliance with the Sarbanes-Oxley Act of 2002.

     The Company's Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. The Company's Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Since May 6, 2003, the effective date of the SEC rules requiring pre-approval of audit and non-audit services, 100% of the services identified in the preceding table were approved by the Audit Committee.

     The Audit Committee of the Board of Directors of the Company considered whether the provision of services other than audit services for 2004 were compatible with maintaining the principal accountants' independence. The Audit Committee of the Board of Directors has not yet met to select the principal accountants to audit the accounts of the Company for the calendar year ending December 31, 2005.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

    (a) (1)Financial Statements Beginning                                                                 Page

         Set forth below is a list of financial statements appearing in this report.

         Kaneb Services LLC Financial Statements:
           Report of Independent Registered Public Accounting Firm...................................     F - 1
           Consolidated Statements of Income - Three Years Ended December 31, 2004...................     F - 2
           Consolidated Balance Sheets - December 31, 2004 and 2003..................................     F - 3
           Consolidated Statements of Cash Flows - Three Years Ended December 31, 2004...............     F - 4
           Consolidated Statements of Shareholders' Equity - Three Years
              Ended December 31, 2004................................................................     F - 5
           Notes to Consolidated Financial Statements................................................     F - 6

    (a) (2)Financial Statement Schedules

     Set forth below are the financial statement schedules appearing in this report.

     Schedule  I - Kaneb  Services  LLC  (Parent  Company)  Condensed  Financial
Statements:

         Statements of Income - Years ended December 31, 2004, 2003 and 2002.........................     F - 24
           Balance Sheets - December 31, 2004 and 2003...............................................     F - 25
           Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002...................     F - 26

         Schedule II - Kaneb Services LLC Valuation and Qualifying Accounts - Years Ended
           December 31, 2004, 2003 and 2002..........................................................     F - 27

          Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.


    (a)(3)List of Exhibits

     2.1  Agreement  and Plan of Merger dated as of October 31,  2004,  filed as
          Exhibit 2.1 to  Registrant's  Form 8-K, filed October 31, 2004,  which exhibit is hereby incorporated by reference.

     3.1 Amended and Restated Limited Liability Company Agreement of Registrant, filed as Exhibit 3.1 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

     4.1 Specimen Common Share Certificate, filed as Exhibit 4.01 to the exhibits to Registrant's Form 10/A, dated May 1, 2001, which exhibit is hereby incorporated by reference.

     4.2* Amended and Restated Kaneb Services LLC 2001 Incentive Plan,  filed as
          Exhibit 10.1 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2003, which exhibit is hereby incorporated by reference.

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

     10.5 Formation and Purchase Agreement, by and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998, filed as Exhibit 10.9 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

     10.6 Credit Agreement, by and among, Kaneb Pipe Line Operating Partnership, L.P., ST Services, Ltd. and SunTrust Bank, Atlanta, dated January 27, 1999, filed as Exhibit 10.11 to the Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

     10.7 Revolving Credit Agreement, dated as of December 28, 2000 by and among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., the Lenders party thereto, and SunTrust Bank, as Administrative Agent, filed as Exhibit 10.11 to Kaneb Pipe Line Partners, L.P.'s Form 10-K for the year ended December 31, 2000, which exhibit is hereby incorporated by reference.

     10.8*Kaneb Services LLC 401(k) Savings Plan, filed as Exhibit 10.16 to the exhibits to Registrant's Form 10/A, dated May 24, 2001, which exhibit is hereby incorporated by reference.

     10.9 Loan Agreement by and between the Registrant, Kaneb Pipe Line Company LLC and the Bank of Scotland, filed as Exhibit 10.6 to the exhibits to Registrant's Form 10-Q, for the period ended June 30, 2001, which exhibit is hereby incorporated by reference.

     21   List of Subsidiaries, filed herewith.

     22 Form S-4, as amended and filed January 25, 2005, by Valero L.P., and incorporated herein by reference.

     23   Consent of KPMG LLP, filed herewith.

     31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 16, 2005.

     31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 16, 2005.

     32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 16, 2005.

     32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 16, 2005.

     *    Denotes management contracts.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





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

We conducted our audits in accordance with standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As described in Note 2, the Company adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" in 2003.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


                                           KPMG LLP


Dallas, Texas
March 11, 2005

                               KANEB SERVICES LLC
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2004              2003              2002
                                                                 ---------------   --------------    --------------

Revenues:
   Services...................................................   $   379,155,000   $  354,591,000    $  288,669,000
   Products...................................................       676,093,000      511,200,000       381,159,000
                                                                 ---------------   --------------    --------------
      Total revenues..........................................     1,055,248,000      865,791,000       669,828,000
                                                                 ---------------   --------------    --------------

Costs and expenses:
   Cost of products sold......................................       647,733,000      486,310,000       367,870,000
   Operating costs............................................       177,829,000      169,380,000       132,269,000
   Depreciation and amortization..............................        56,676,000       53,195,000        39,471,000
   Gain on sale of assets.....................................             -                 -             (609,000)
   General and administrative.................................        36,231,000       28,402,000        24,468,000
                                                                 ---------------   --------------    --------------
      Total costs and expenses................................       918,469,000      737,287,000       563,469,000
                                                                 ---------------   --------------    --------------

Operating income..............................................       136,779,000      128,504,000       106,359,000

Interest and other income.....................................           336,000          365,000         3,664,000
Interest expense..............................................       (43,579,000)     (39,576,000)      (29,171,000)
Loss on debt extinguishment...................................             -                 -           (3,282,000)
                                                                 ---------------   --------------    --------------

Income before gain on issuance of units by KPP, income taxes, interest of outside non-controlling partners in KPP's net
   income and cumulative effect of change in accounting
   principle..................................................        93,536,000       89,293,000        77,570,000

Gain on issuance of units by KPP..............................             -           10,898,000        24,882,000
Income tax expense............................................        (3,251,000)      (4,887,000)       (2,585,000)
Interest of outside non-controlling partners in KPP's
   net income.................................................       (65,933,000)     (61,908,000)      (52,639,000)
                                                                 ---------------   --------------    --------------
Income before cumulative effect of change in accounting
   principle..................................................        24,352,000       33,396,000        47,228,000

Cumulative effect of change in accounting principle -
   adoption of new accounting standard for asset retirement
   obligations................................................             -             (313,000)             -
                                                                 ---------------   --------------    --------------
Net income....................................................   $    24,352,000   $   33,083,000    $   47,228,000
                                                                 ===============   ==============    ==============
Earnings per share:
   Basic:
      Before cumulative effect of change in accounting
        principle.............................................   $          2.07   $         2.89    $         4.13
      Cumulative effect of change in accounting principle.....             -                 (.03)             -
                                                                 ---------------   --------------    --------------
        ......................................................   $          2.07   $         2.86    $         4.13
                                                                 ===============   ==============    ==============
   Diluted:
      Before cumulative effect of change in accounting
        principle.............................................   $         2.03    $         2.84    $         4.02
      Cumulative effect of change in accounting principle.....             -                 (.03)             -
                                                                 ---------------   --------------    --------------
                                                                 $         2.03    $         2.81    $         4.02
                                                                 ===============   ==============    ==============


                 See notes to consolidated financial statements.

                               KANEB SERVICES LLC
                           CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,
                                                                                  ---------------------------------
                                                                                       2004               2003
                                                                                  ---------------    --------------

                                     ASSETS

Current assets:
   Cash and cash equivalents....................................................  $    38,415,000  $     43,457,000
   Accounts receivable (net of allowance for doubtful accounts of
      $2,255,000 in 2004 and $3,777,000 in 2003)................................       85,976,000        60,684,000
   Inventories..................................................................       25,448,000        18,637,000
   Prepaid expenses and other...................................................       12,614,000         9,650,000
                                                                                  ---------------  ----------------
      Total current assets......................................................      162,453,000       132,428,000
                                                                                  ---------------  ----------------
Property and equipment..........................................................    1,451,176,000     1,360,523,000
Less accumulated depreciation...................................................      302,564,000       247,503,000
                                                                                  ---------------  ----------------
      Net property and equipment................................................    1,148,612,000     1,113,020,000
                                                                                  ---------------  ----------------
Investment in affiliates........................................................       25,939,000        25,456,000

Excess of cost over fair value of net assets of acquired businesses and
   other assets.................................................................       19,884,000        20,663,000
                                                                                  ---------------  ----------------
                                                                                  $ 1,356,888,000  $  1,291,567,000
                                                                                  ===============  ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................  $    54,280,000  $     36,916,000
   Accrued expenses.............................................................       38,142,000        39,307,000
   Accrued interest payable.....................................................        9,374,000         9,303,000
   Accrued distributions payable to shareholders................................        5,801,000         5,567,000
   Accrued distributions payable to outside non-controlling
      partners in KPP's net income..............................................       19,863,000        19,507,000
   Deferred terminaling fees....................................................        8,851,000         7,061,000
                                                                                  ---------------  ----------------
      Total current liabilities.................................................      136,311,000       117,661,000
                                                                                  ---------------  ----------------

Long-term debt..................................................................      688,985,000       636,308,000

Other liabilities and deferred taxes............................................       53,520,000        52,242,000

Interest of outside non-controlling partners in KPP.............................      397,717,000       407,635,000

Commitments and contingencies

Shareholders' equity:
   Shareholders' investment.....................................................       77,136,000        75,291,000
   Accumulated other comprehensive income.......................................        3,219,000         2,430,000
                                                                                  ---------------  ----------------
      Total shareholders' equity................................................       80,355,000        77,721,000
                                                                                  ---------------  ----------------
                                                                                  $ 1,356,888,000  $  1,291,567,000
                                                                                  ===============  ================


                 See notes to consolidated financial statements.

                               KANEB SERVICES LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2004              2003              2002
                                                                 ---------------   --------------    --------------

Operating activities:
   Net income.................................................   $    24,352,000   $   33,083,000    $   47,228,000
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization...........................        56,676,000       53,195,000        39,471,000
      Equity in earnings of affiliates, net of distributions..          (483,000)         148,000        (3,164,000)
      Interest of outside non-controlling partners in KPP's
        net income............................................        65,933,000       61,908,000        52,639,000
      Gain on issuance of units by KPP........................             -          (10,898,000)      (24,882,000)
      Gain on sale of assets .................................             -                 -             (609,000)
      Deferred income taxes...................................          (671,000)       1,683,000         3,105,000
      Cumulative effect of change in accounting principle.....             -              313,000             -
      Other...................................................        (1,191,000)       1,468,000          (559,000)
      Changes in working capital components:
        Accounts receivable...................................       (25,292,000)       1,151,000       (16,403,000)
        Inventories, prepaid expenses and other...............        (9,775,000)      (4,766,000)       (7,643,000)
        Accounts payable and accrued expenses.................        17,135,000        7,639,000          (165,000)
                                                                 ---------------   --------------    --------------
        Net cash provided by operating activities.............       126,684,000      144,924,000        89,018,000
                                                                 ---------------   --------------    --------------

Investing activities:
   Acquisitions, net of cash acquired.........................       (41,853,000)      (1,644,000)     (468,477,000)
   Capital expenditures.......................................       (42,214,000)     (44,747,000)      (31,101,000)
   Proceeds from sale of assets...............................             -                 -            1,107,000
   Other, net.................................................         2,684,000       (1,388,000)          361,000
                                                                 ---------------   --------------    --------------
        Net cash used in investing activities.................       (81,383,000)     (47,779,000)     (498,110,000)
                                                                 ---------------   --------------    --------------
Financing activities:
   Issuance of debt...........................................        52,001,000      291,377,000       756,087,000
   Payments of debt...........................................        (2,500,000)    (388,051,000)     (427,493,000)
   Distributions to shareholders..............................       (22,860,000)     (20,473,000)      (18,351,000)
   Distributions to outside non-controlling
      partners in KPP.........................................       (78,732,000)     (73,004,000)      (52,827,000)
   Changes in long-term payables and other liabilities........             -                 -          (10,026,000)
   Net proceeds from issuance of units by KPP.................             -          109,056,000       175,527,000
   Issuance of common shares upon exercise of stock options...           111,000          164,000           648,000
                                                                 ---------------   --------------    --------------
        Net cash provided by (used in) financing activities...       (51,980,000)     (80,931,000)      423,565,000
                                                                 ---------------   --------------    --------------
Effect of exchange rate changes on cash.......................         1,637,000        2,766,000             -
                                                                 ---------------   --------------    --------------
Increase (decrease) in cash and cash equivalents..............        (5,042,000)      18,980,000        14,473,000
Cash and cash equivalents at beginning of period..............        43,457,000       24,477,000        10,004,000
                                                                 ---------------   --------------    --------------
Cash and cash equivalents at end of period....................   $    38,415,000   $   43,457,000    $   24,477,000
                                                                 ===============   ==============    ==============
Supplemental cash flow information - cash paid for interest...   $    42,122,000   $   35,712,000    $   27,070,000
                                                                 ===============   ==============    ==============


                 See notes to consolidated financial statements.

                               KANEB SERVICES LLC
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                    Accumulated
                                                                       Other
                                                 Shareholders'     Comprehensive                      Comprehensive
                                                  Investment          Income            Total            Income
                                                 -------------    --------------    -------------    --------------
Balance at January 1, 2002..................     $  34,428,000    $     (496,000)   $  33,932,000

     Net income for the year................        47,228,000             -           47,228,000    $   47,228,000
     Distributions declared.................       (18,954,000)            -          (18,954,000)            -
     Issuance of common shares and other....           648,000             -              648,000             -
     Foreign currency translation adjustment              -              800,000          800,000           800,000
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   48,028,000
                                                                                                     ==============
Balance at December 31, 2002................        63,350,000           304,000       63,654,000

     Net income for the year................        33,083,000             -           33,083,000    $   33,083,000
     Distributions declared.................       (21,306,000)            -          (21,306,000)            -
     Issuance of common shares and other....           164,000             -              164,000             -
     Foreign currency translation adjustment              -            2,457,000        2,457,000         2,457,000
     Interest rate hedging transaction......              -             (331,000)        (331,000)         (331,000)
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   35,209,000
                                                                                                     ==============
Balance at December 31, 2003................        75,291,000         2,430,000       77,721,000

     Net income for the year................        24,352,000             -           24,352,000    $   24,352,000
     Distributions declared.................       (23,094,000)            -          (23,094,000)            -
     Issuance of common shares and other....           587,000             -              587,000             -
     Foreign currency translation adjustment              -              753,000          753,000           753,000
     Interest rate hedging transaction......              -               36,000           36,000            36,000
                                                 -------------    --------------    -------------    --------------
     Comprehensive income for the year......                                                         $   25,141,000
                                                                                                     ==============
Balance at December 31, 2004................     $  77,136,000    $    3,219,000    $  80,355,000
                                                 =============    ==============    =============


                 See notes to consolidated financial statements.

                               KANEB SERVICES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   COMPANY ORGANIZATION

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

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of the Company, formed Kaneb Pipe Line Partners, L.P. ("KPP") to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interests and a 18% (at December 31, 2004) limited partnership interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of KPP and a 1% interest as general partner of KPOP.

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

     Valero L.P. Merger Agreement

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

     The completion of the KSL Merger is subject to the customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. The completion of the KSL Merger is also subject to completion of the KPP Merger. All required shareholder and unitholder approvals have been obtained. Upon completion of the mergers, the general partner of the combined partnership will be owned by affiliates of Valero Energy Corporation and the Company and KPP will become wholly owned subsidiaries of Valero L.P.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following significant accounting policies are followed by the Company in the preparation of the consolidated financial statements.

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

     Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. At December 31, 2004, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on valuations and analysis performed by the Company at initial adoption date and at each annual evaluation date, including December 31, 2004, the Company determined that the implied fair value of its goodwill exceeded carrying value and, therefore, no impairment charge was necessary.

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

     Asset Retirement Obligations

     Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Company recorded an asset retirement obligation of approximately $5.5 million and recognized a cumulative effect of change in accounting principle of $0.3 million, after interest of outside non-controlling partners in KPP's net income, for its legal obligations to dismantle, dispose of, and restore certain leased KPP pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. The Company did not record a retirement obligation for certain of KPP's pipeline and terminaling assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation. At December 31, 2004, the Company had no assets which were legally restricted for purposes of settling asset retirement obligations. The effect of SFAS No. 143, assuming adoption on January 1, 2002, was not material to the results of operations of the Company for the years ended December 31, 2004, 2003 and 2002. In 2004 and 2003, accretion expense of $0.2 million and $0.4 million, respectively, was included in operating costs.

     Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires additional disclosure and does not affect the Company's financial position or results of operations.

     Income Taxes

     Limited liability company operations are not subject to federal or state income taxes. However, certain KPP terminaling operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income before tax expense for these subsidiaries was $18.4 million, $18.9 million and $6.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The income tax expense for KPP's taxable subsidiaries for the years ended December 31, 2004, 2003 and 2002 was $3.3 million, $5.2 million and $4.1 million, respectively. KPP has recorded a net deferred tax liability of $21.5 million and $20.6 million at December 2004 and 2003, respectively, which is associated with these subsidiaries.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of KPP, which was acquired with Statia on February 28, 2002 (see Note
4), to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.

     Cash Distributions

     The Company makes quarterly distributions of 100% of available cash, as defined in the limited liability agreement, to the common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned product marketing operations is being used to reduce working capital borrowings. Distributions of $1.96, $1.825 and $1.65 per share were declared and paid to shareholders with respect to the years ended December 31, 2004, 2003 and 2002, respectively.

     Earnings Per Share

     Earnings per share has been calculated using basic and diluted weighted average shares outstanding for each of the periods presented. For the years ended December 31, 2004, 2003 and 2002, basic weighted average shares outstanding were 11,746,000, 11,554,000 and 11,448,000 and diluted weighted average shares outstanding were 11,981,000, 11,792,000 and 11,755,000, respectively.

     Derivative Instruments

     The Company follows the provisions of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on their balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. SFAS No. 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings.

     On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013 (see Note 6). In connection with the offering, on May 8, 2003, KPP entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by KPP of $1.8 million. The settlement cost of the contract, net of interest of outside non-controlling partners in KPP's accumulated other comprehensive income, has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt. For the year ended December 31, 2004 and 2003, $0.2 million and $0.1 million, respectively, of amortization is included in interest expense.

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

     Stock Option Plans

     In December of 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in the third quarter of 2005. The impact of adoption on the Company's consolidated financial statements is still being evaluated.

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company currently applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Company also applies the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure" as if the fair-value-based method had been applied in measuring compensation expense. The Black-Scholes option pricing model has been used to estimate the fair value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility ranging from 3.40% to 4.39%, based on weekly average variances of KPP's units prior to the Distribution and the Company's common shares after the Distribution for the ten year period preceding issuance, a risk-free rate of return ranging from 3.75% to 4.78%, based on the 30-year U.S. treasury bill rate for the ten-year expected life of the options, and an annual dividend yield ranging from 6.89% to 8.36%.

     The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2004              2003              2002
                                                                 ---------------   --------------    --------------
      Reported net income.....................................   $    24,352,000   $   33,083,000    $   47,228,000

      Share-based employee compensation expense determined
        under the fair value based method.....................          (178,000)         (85,000)          (49,000)
                                                                 ---------------   --------------    --------------
      Pro forma net income....................................   $    24,174,000   $   32,998,000    $   47,179,000
                                                                 ===============   ==============    ==============
      Earning per share:
        Basic - as reported...................................   $          2.07   $         2.86    $         4.13
                                                                 ===============   ==============    ==============
        Basic - pro forma.....................................   $          2.06   $         2.86    $         4.03
                                                                 ===============   ==============    ==============
        Diluted - as reported.................................   $          2.03   $         2.81    $         4.02
                                                                 ===============   ==============    ==============
        Diluted - pro forma...................................   $          2.02   $         2.80    $         3.92
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

     Recent Accounting Pronouncements

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Company.

     The Company has adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The application of this interpretation had no effect on the consolidated financial statements of the Company.

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


3.   PUBLIC OFFERING OF UNITS BY KPP

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

     In November of 2002, KPP issued 2,095,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce KPP bank borrowings for the November 2002 fertilizer pipeline acquisition (see Notes 4 and 6). As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $7.5 million. Accordingly, the Company recognized a $7.5 million gain in 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund KPP's September 2002 acquisition of the Australia and New Zealand terminals (see Note
4). As a result of KPP issuing additional units to unrelated parties, the Company's share of net assets of KPP increased by $8.8 million. Accordingly, the Company recognized an $8.8 million gain in 2002.

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


4.   ACQUISITIONS

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

     The results of operations and cash flows of Statia are included in the consolidated financial statements of the Company since the date of acquisition. Based on the valuations performed, no amounts were assigned to goodwill or to other tangible assets. A summary of the allocation of the Statia purchase price, net of cash acquired, is as follows:

     Current assets.................................        $    10,898,000
     Property and equipment.........................            320,008,000
     Other assets...................................                 53,000
     Current liabilities............................            (39,052,000)
     Long-term debt.................................           (107,746,000)
     Other liabilities..............................             (5,957,000)
                                                            ---------------
         Purchase price.............................        $   178,204,000
                                                            ===============


5.   PROPERTY AND EQUIPMENT

     The cost of property and equipment is summarized as follows:


                                                        Estimated                      December 31,
                                                         useful        -------------------------------------------
                                                      life (years)            2004                       2003
                                                     -------------     -----------------         -----------------

       Land......................................          --          $      84,893,000         $      75,912,000
       Buildings.................................        25 - 35              39,077,000                36,244,000
       Pipeline and terminaling equipment........        15 - 40           1,187,323,000             1,115,458,000
       Marine equipment..........................        15 - 30              87,937,000                87,204,000
       Furniture and fixtures....................        5 - 15               15,390,000                11,577,000
       Transportation equipment..................         3 - 6                7,790,000                 7,360,000
       Construction and work-in-progress.........          --                 28,766,000                26,768,000
                                                                       -----------------         -----------------
       Total property and equipment..............                          1,451,176,000             1,360,523,000
       Less accumulated depreciation.............                            302,564,000               247,503,000
                                                                       -----------------         -----------------
       Net property and equipment................                      $   1,148,612,000         $   1,113,020,000
                                                                       =================         =================



6.   LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                    2004                  2003
                                                                              ---------------       ---------------
       Revolving credit facility, due in July of 2008....................     $    14,000,000       $    16,500,000
       Revolving credit facility of subsidiary, due in April of 2007.....           3,033,000             2,112,000
       KPP $400 million revolving credit facility, due in April of 2006..          95,669,000            54,169,000
       KPP $250 million 5.875% senior unsecured notes, due in June
          of 2013........................................................         250,000,000           250,000,000
       KPP $250 million 7.75% senior unsecured notes, due in February
          of 2012........................................................         250,000,000           250,000,000
       KPP term loans, due in April of 2006..............................          40,770,000            29,243,000
       KPP Australian bank facility, due in April of 2006................          35,513,000            34,284,000
                                                                              ---------------        --------------
       Total long-term debt..............................................     $   688,985,000       $   636,308,000
                                                                              ===============       ===============


     The Company has an agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, is secured by 4.6 million KPP limited partnership units and has a variable rate commitment fee on unused amounts. At December 31, 2004, $14.0 million was drawn on the credit facility.

     The Company's product marketing subsidiary has a credit agreement with a bank that, as amended, provides for a $15 million revolving credit facility through April of 2007. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. At December 31, 2004, the subsidiary was in compliance with all covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the product marketing business and by 250,000 KPP limited partnership units held by a subsidiary of the Company. At December 31, 2004, $3.0 million was drawn on the facility.

     In April of 2003, KPP entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At December 31, 2004, KPP was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under KPP's $275 million credit agreement and $175 million bridge loan agreement. At December 31, 2004, $95.7 million was outstanding under the credit agreement.

     On May 19, 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under KPP's revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At December 31, 2004, KPP was in compliance with all covenants.

     In February of 2002, KPP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the KPP's revolving credit agreement and to partially fund the Statia acquisition (see Note 3). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes, which are without recourse to the Company, are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At December 31, 2004, KPP was in compliance with all covenants.


7.   RETIREMENT PLANS

     Substantially all of the Company's domestic employees are covered by a defined contribution plan, which provides for varying levels of employer matching. The Company's contributions under these plans were $1.6 million, $1.6 million and $1.2 million for 2004, 2003 and 2002, respectively.


8.   SHAREHOLDERS' EQUITY

     The changes in the number of issued and outstanding common shares of the Company are summarized as follows:

                                                                                          Common Shares
                                                                                            Issued and
                                                                                           Outstanding
                                                                                          --------------

       Balance at January 1, 2002...............................................             11,242,746
       Common shares issued.....................................................                 73,091
                                                                                            -----------
       Balance at December 31, 2002.............................................             11,315,837
       Common shares issued.....................................................                206,628
                                                                                            -----------
       Balance at December 31, 2003.............................................             11,522,465
       Common shares issued.....................................................                169,863
                                                                                            -----------
       Balance at December 31, 2004.............................................             11,692,328
                                                                                            ===========


     On June 27, 2001, the Board of Directors of the Company declared a distribution of one right for each of its outstanding common shares to each shareholder of record on June 27, 2001. Each right entitles the holder, upon the occurrence of certain events, to purchase from the Company one of its common shares at a purchase price of $60.00 per common share, subject to adjustment. The rights will not separate from the common shares or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company's common shares or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The rights, which expire on June 27, 2011, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per right. On October 28, 2004, the rights agreement was amended to generally provide that events referred to in the Valero L.P. merger agreement (see Note 1) would not cause the rights to become exercisable.

     The Company has various plans for officers, directors and key employees under which stock options, deferred stock units and restricted shares may be issued.

     Stock Options

     The options granted under the plan generally expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant.

     At December 31, 2004, options on 506,307 shares at prices ranging from $5.26 to $28.75 were outstanding, of which 137,405 were exercisable at prices ranging from $5.26 to $19.73. At December 31, 2003, options on 374,200 shares at prices ranging from $3.27 to $19.73 were outstanding, of which 195,332 were exercisable at prices ranging from $3.27 to $19.73. At December 31, 2002, options on 701,286 shares at prices ranging from $3.27 to $19.73 were outstanding, of which 412,836 were exercisable at prices ranging from $3.27 to $14.33.

     Deferred Stock Unit Plans

     In 2002, the Company initiated a Deferred Stock Unit Plan (the "DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's common shares. Under the plan, DSUs are purchased at a value equal to the closing price of the Company's common shares on the day by which the employee must elect (if they so desire) to participate in the DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common shares) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common shares on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically at or after the expiration of the vesting period and no later than ten years after the Election Date, or at the time of a "change of control" of the Company, if earlier. DSU accounts are unfunded by the Company. Each person that elects to participate in the DSU Plan is awarded, under the Company's Share Incentive Plan, an option to purchase a number of shares ranging from one-half to one and one-half times the number of DSUs purchased by such person at 100% of the closing price of the Company's common shares on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee. At December 31, 2004, 3,802 DSUs had vested under the 2002 Plan.

     In 1996, Kaneb Services, Inc. implemented a DSU plan whereby officers, directors and key executives were permitted to defer compensation on a pretax basis to receive shares of Kaneb Services, Inc. common stock at a predetermined date after the end of the compensation deferral period. In connection with the Distribution, the Company agreed to issue DSUs equivalent in price to the Company's common shares at that time. For every three Kaneb Services, Inc. DSUs held, the Company issued one DSU, such that the intrinsic value of each holder's deferred compensation account remained unchanged as a result of the Distribution. In addition, upon the payment date of any distributions on the Company's common shares, the Company agreed to credit each deferred account with the equivalent value of the distribution. Upon the scheduled payment of the deferred accounts, the Company agreed to issue one common share for each DSU relative to Company DSUs previously issued and to pay the equivalent of the accumulated deferred distributions, plus interest, to the previously deferred account holder. All other terms of the DSU plan remained unchanged. Similarly, Kaneb Services, Inc. agreed to issue to employees of the Company who hold DSUs, the number of shares of Kaneb Services, Inc. (now Xanser) common stock subject to the Kaneb Services, Inc. DSUs held by those employees. At December 31, 2004, approximately 122,000 common shares of the Company are issuable under this arrangement.

     Restricted Stock

     In August 2004 and September 2001, the Company issued 60,000 and 30,000, respectively, of restricted common shares to the outside Directors of the Company. All of such shares vest or become transferable in one-third increments on each anniversary date after issuance. In conjunction will the issuance and commencement of vesting of the restricted shares, the Company recognized an expense of $0.5 million in 2004, $0.1 million in 2003 and $0.2 million in 2002.


9.   COMMITMENTS AND CONTINGENCIES

     Total rent expense under operating leases amounted to $9.5 million, $14.6 million and $13.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

     The following is a schedule by years of future minimum lease payments under the Company's, and KPP's, operating leases as of December 31, 2004:

     Year ending December 31:
          2005..........................................    $   9,822,000
          2006..........................................        8,593,000
          2007..........................................        6,238,000
          2008..........................................        5,338,000
          2009..........................................        4,058,000
          Thereafter....................................       18,140,000
                                                            -------------
     Total minimum lease payments                           $  52,189,000
                                                            =============

     The operations of KPP are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although KPP believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP. KPP has recorded an undiscounted reserve for environmental claims in the amount of $23.0 million at December 31, 2004, including $16.9 million related to acquisitions of pipelines and terminals. During 2004, 2003 and 2002, respectively, KPP incurred $6.7 million, $2.1 million and $2.4 million of costs related to such acquisition reserves and reduced the liability accordingly.

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

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. In June of 2004, the DOT issued a final order reducing the penalty to $256,250 jointly against ST Services and PEPCO and $74,000 against ST Services. On September 14, 2004, ST Services petitioned for reconsideration of the order.

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

     In 2003, Exxon Mobil filed a lawsuit in a New Jersey state court against GATX Corporation, Kinder Morgan Liquid Terminals ("Kinder Morgan"), the successor in interest to GATX Terminals Corporation ("GATX"), and ST Services, seeking reimbursement for remediation costs associated with the Paulsboro, New Jersey terminal. The terminal was owned and operated by Exxon Mobil from the early 1950's until 1990 when purchased by GATX. ST Services purchased the terminal in 2000 from GATX. GATX was subsequently acquired by Kinder Morgan. As a condition to the sale to GATX in 1990, Exxon Mobil undertook certain remediation obligations with respect to the site. In the lawsuit, Exxon Mobil is claiming that it has complied with its remediation and contractual obligations and is entitled to reimbursement from GATX Corporation, the parent company of GATX, Kinder Morgan, and ST Services for costs in the amount of $400,000 that it claims are related to releases at the site subsequent to its sale of the terminal to GATX. It is also alleging that any remaining remediation requirements are the responsibility of GATX Corporation, Kinder Morgan, or ST Services. Kinder Morgan has alleged that it was relieved of any remediation obligations pursuant to the sale agreement between its predecessor, GATX, and ST Services. ST Services believes that, except for remediation involving immaterial amounts, GATX Corporation or Exxon Mobil are responsible for the remaining remediation of the site. Costs of completing the required remediation depend on a number of factors and cannot be determined at the current time.

     A subsidiary of KPP purchased the approximately 2,000-mile ammonia pipeline system from Koch Pipeline Company, L.P. and Koch Fertilizer Storage and Terminal Company in 2002. The rates of the ammonia pipeline are subject to regulation by the Surface Transportation Board (the "STB"). The STB had issued an order in May 2000, prescribing maximum allowable rates KPP's predecessor could charge for transportation to certain destination points on the pipeline system. In 2003, KPP instituted a 7% general increase to pipeline rates. On August 1, 2003, CF Industries, Inc. ("CFI") filed a complaint with the STB challenging these rate increases. On August 11, 2004, STB ordered KPP to pay reparations to CFI and to return CFI's rates to the levels permitted under the rate prescription. KPP has complied with the order. The STB, however, indicated in the order that it would lift the rate prescription in the event KPP could show "materially changed circumstances." KPP has submitted evidence of "materially changed circumstances," which specifically includes its capital investment in the pipeline. CFI has argued that KPP's acquisition costs should not be considered by the STB as a measure of KPP's investment base. The STB is expected to decide the issue within the second quarter of 2005.

     Also, on June 16, 2003, Dyno Nobel Inc. ("Dyno") filed a complaint with the STB challenging the 2003 rate increase on the basis that (i) the rate increase constitutes a violation of a contract rate, (ii) rates are discriminatory and
(iii) the rates exceed permitted levels. Dyno also intervened in the CFI proceeding described above. Unlike CFI, Dyno's rates are not subject to a rate prescription. As of December 31, 2004, Dyno would be entitled to approximately $2 million in rate refunds, should it be successful. KPP believes, however, that Dyno's claims are without merit.

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with Xanser whereby the Company is obligated to pay Xanser amounts equal to certain expenses and tax liabilities incurred by Xanser in connection with the Distribution. In January of 2002, the Company paid Xanser $10 million in tax liabilities due in connection with the Distribution Agreement. The Distribution Agreement also requires the Company to pay Xanser an amount calculated based on any income tax liability of Xanser that, in the sole judgment of Xanser, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of the Company, or (ii) is attributable to the distribution of the Company's common shares and the operations of the Company's businesses prior to the distribution date. In the event of an examination of Xanser by federal or state tax authorities, Xanser will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that the Company has agreed to pay any additional tax.

     The Company, primarily KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.


10.  BUSINESS SEGMENT DATA

     The Company conducts business through three principal operations: the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products and fertilizer in the Midwestern states as a common carrier; the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids; and the "Product Marketing Operations," which provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions and, since KPP's acquisition of Statia (see Note 4), delivers bunker fuel to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. General corporate includes general and administrative costs, including accounting, tax, finance, legal, investor relations and employee benefit services. General corporate assets include cash and other assets not related to the segments.

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                                              Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2004              2003              2002
                                                                 ---------------   --------------  ----------------
      Business segment revenues:
        Pipeline operations...................................  $    119,803,000   $  119,633,000  $     82,698,000
        Terminaling operations................................       259,352,000      234,958,000       205,971,000
        Product marketing operations..........................       676,093,000      511,200,000       381,159,000
                                                                ----------------   --------------  ----------------
                                                                $  1,055,248,000   $  865,791,000  $    669,828,000
                                                                ================   ==============  ================
      Business segment profit:
        Pipeline operations...................................  $     48,853,000   $   51,860,000  $     38,623,000
        Terminaling operations................................        74,663,000       66,532,000        65,040,000
        Product marketing operations..........................        17,262,000       12,233,000         4,692,000
        General corporate.....................................        (3,999,000)      (2,121,000)       (1,996,000)
                                                                ----------------   --------------  ----------------
           Operating income...................................       136,779,000      128,504,000       106,359,000
        Interest and other income ............................           336,000          365,000         3,664,000
        Interest expense......................................       (43,579,000)     (39,576,000)      (29,171,000)
        Loss on debt extinguishment...........................             -                  -          (3,282,000)
                                                                ----------------   --------------  ----------------
        Income before gain on issuance of units by KPP,
           income taxes, interest of outside non-controlling
           partners in KPP's net income and cumulative effect
           of change in accounting principle..................  $     93,536,000   $   89,293,000  $     77,570,000
                                                                ================   ==============  ================
      Business segment assets:
        Depreciation and amortization:
           Pipeline operations................................  $     14,538,000   $   14,117,000  $      6,408,000
           Terminaling operations.............................        41,232,000       38,089,000        32,368,000
           Product marketing operations.......................           906,000          989,000           695,000
                                                                ----------------   --------------  ----------------
                                                                $     56,676,000   $   53,195,000  $     39,471,000
                                                                ================   ==============  ================
        Capital expenditures (excluding acquisitions):
           Pipeline operations................................  $     10,334,000   $    9,584,000  $      9,469,000
           Terminaling operations.............................        29,511,000       34,572,000        20,953,000
           Product marketing operations.......................         2,369,000          591,000           679,000
                                                                ----------------   --------------  ----------------
                                                                $     42,214,000   $   44,747,000  $     31,101,000
                                                                ================   ==============  ================


                                                                                    December 31,
                                                                ---------------------------------------------------
                                                                      2004              2003              2002
                                                                ----------------  ---------------  ----------------

        Total assets:
           Pipeline operations................................  $    351,195,000  $   352,901,000  $    352,657,000
           Terminaling operations.............................       917,966,000      874,185,000       844,321,000
           Product marketing operations.......................        83,404,000       58,161,000        41,297,000
           General corporate..................................         4,323,000        6,320,000         5,826,000
                                                                ----------------  ---------------  ----------------
                                                                $  1,356,888,000  $ 1,291,567,000  $  1,244,101,000
                                                                ================  ===============  ================


     The following geographical area data includes revenues and operating income based on location of the operating segment and net property and equipment based on physical location.

                                                                               Year Ended December 31,
                                                                ---------------------------------------------------
                                                                      2004              2003              2002
                                                                ----------------  ---------------  ----------------
   Geographical area revenues:
      United States...........................................  $    658,814,000  $   535,895,000  $    485,322,000
      United Kingdom..........................................        29,540,000       26,392,000        23,937,000
      Netherlands Antilles....................................       298,273,000      241,693,000       132,387,000
      Canada..................................................        43,671,000       41,689,000        23,207,000
      Australia and New Zealand...............................        24,950,000       20,122,000         4,975,000
                                                                ----------------  ---------------  ----------------
                                                                $  1,055,248,000  $   865,791,000  $    669,828,000
                                                                ================  ===============  ================
   Geographical area operating income:
      United States...........................................  $     93,954,000  $    87,965,000  $     83,544,000
      United Kingdom..........................................         7,704,000        8,583,000         7,318,000
      Netherlands Antilles....................................        22,629,000       19,223,000         9,616,000
      Canada..................................................         5,248,000        6,777,000         4,398,000
      Australia and New Zealand...............................         7,244,000        5,956,000         1,483,000
                                                                ----------------  ---------------  ----------------
                                                                $    136,779,000  $   128,504,000  $    106,359,000
                                                                ================  ===============  ================



                                                                                    December 31,
                                                                ---------------------------------------------------
                                                                      2004              2003              2002
                                                                ----------------  ---------------  ----------------
   Geographical area net property and equipment:
      United States...........................................  $    718,257,000  $   693,345,000  $    690,262,000
      United Kingdom..........................................        63,968,000       51,392,000        46,543,000
      Netherlands Antilles....................................       211,382,000      217,143,000       224,810,000
      Canada..................................................        71,374,000       74,995,000        78,789,000
      Australia and New Zealand...............................        83,631,000       76,145,000        51,872,000
                                                                ----------------  ---------------  ----------------
                                                                $  1,148,612,000  $ 1,113,020,000  $  1,092,276,000
                                                                ================  ===============  ================


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The estimated fair value of all debt as of December 31, 2004 and 2003 was approximately $745 million and $654 million, as compared to the carrying value of $689 million and $636 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. See Note 2 regarding derivative instruments.

     The Company markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Company does not believe it has a significant concentration of credit risk at December 31, 2004. No customer constituted 10% of the Company's consolidated revenues in 2004, 2003 or 2002.


12.  QUARTERLY FINANCIAL DATA (unaudited)

     Quarterly operating results for 2004 and 2003 are summarized as follows:

                                                                            Quarter Ended
                                            -----------------------------------------------------------------------------
                                                March 31,              June 30,         September 30,       December 31,
                                            ----------------       ----------------    ---------------     --------------
       2004:
         Revenues........................   $    233,179,000       $    254,202,000    $   272,242,000     $  295,625,000
                                            ================       ================    ===============     ==============
         Operating income................   $     32,915,000       $     36,534,000    $    34,927,000     $   32,403,000
                                            ================       ================    ===============     ==============
         Net income......................   $      5,995,000       $      7,395,000    $     6,811,000     $    4,151,000
                                            ================       ================    ===============     ==============
         Earnings per share:
            Basic........................   $           0.51       $           0.63    $          0.58     $         0.35
                                            ================       ================    ===============     ==============
            Diluted......................   $           0.50       $           0.62    $          0.57     $         0.34
                                            ================       ================    ===============     ==============
       2003:
         Revenues........................   $    218,469,000       $    218,654,000    $   214,592,000     $  214,076,000
                                            ================       ================    ===============     ==============
         Operating income................   $     33,724,000       $     32,705,000    $    32,251,000     $   29,824,000
                                            ================       ================    ===============     ==============
         Net income......................   $     16,559,000(a)(b) $    5,488,000     $     5,862,000      $    5,174,000
                                            ================       ================    ===============     ==============
         Earnings per share:
            Basic........................   $           1.44       $           0.48    $          0.50     $         0.44
                                            ================       ================    ===============     ==============
            Diluted......................   $           1.41       $           0.47    $          0.49     $         0.43
                                            ================       ================    ===============     ==============


(a) Includes cumulative effect of change in accounting principle - adoption of new accounting standard for asset retirement obligations of approximately $0.3 million.

(b)  See Note 3 regarding gains on issuance of units by KPP.

                                                                      Schedule I

                       KANEB SERVICES LLC (PARENT COMPANY)
                          CONDENSED STATEMENT OF INCOME



                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2004              2003              2002
                                                                 ---------------   --------------    --------------

General and administrative expenses...........................   $    (3,951,000)  $   (1,983,000)  $    (2,036,000)
Interest expense..............................................          (577,000)        (613,000)         (718,000)
Interest and other income (expense)...........................           (12,000)          10,000            10,000
Equity in earnings of subsidiaries............................        28,892,000       25,084,000        25,090,000
Equity in earnings of subsidiaries - gain on issuance of
   units by KPP...............................................             -           10,898,000        24,882,000
                                                                 ---------------   --------------   ---------------
Income before cumulative effect of change in accounting
   principle..................................................        24,352,000       33,396,000        47,228,000
Cumulative effect of change in accounting principle -
   adoption of new accounting standard for asset retirement
   obligations................................................             -             (313,000)            -
                                                                 ---------------   --------------   ---------------
   Net income.................................................   $    24,352,000   $   33,083,000   $    47,228,000
                                                                 ===============   ==============   ===============
Earnings per share:
   Basic:
      Before cumulative effect of change in accounting
        principle.............................................   $          2.07   $         2.89    $         4.13
      Cumulative effect of change in accounting principle.....             -                 (.03)            -
                                                                 ---------------   --------------    --------------
                                                                 $          2.07   $         2.86    $         4.13
                                                                 ===============   ==============    ==============
   Diluted:
      Before cumulative effect of change in accounting
        principle.............................................   $          2.03   $         2.84    $         4.02
      Cumulative effect of change in accounting principle.....             -                 (.03)            -
                                                                 ---------------   --------------    --------------
                                                                 $         2.03    $         2.81    $         4.02
                                                                 ==============    ==============    ==============


               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)

                       KANEB SERVICES LLC (PARENT COMPANY)
                             CONDENSED BALANCE SHEET


                                                                                           December 31,
                                                                             --------------------------------------
                                                                                   2004                  2003
                                                                             ----------------       ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................  $      1,504,000       $     1,544,000
   Prepaid expenses and other..............................................           141,000               149,000
                                                                             ----------------       ---------------
      Total current assets.................................................         1,645,000             1,693,000
                                                                             ----------------       ---------------
Investments in and advances to subsidiaries................................       108,112,000           106,068,000

Other assets...............................................................           387,000               498,000
                                                                             ----------------       ---------------
                                                                             $    110,144,000       $   108,259,000
                                                                             ================       ===============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued expenses......................................................    $      2,039,000       $     1,112,000
   Accrued distributions payable to shareholders.........................           5,801,000             5,567,000
                                                                             ----------------       ---------------
      Total current liabilities..........................................           7,840,000             6,679,000
                                                                             ----------------       ---------------
Long-term debt...........................................................          14,000,000            16,500,000

Long-term payables and other liabilities.................................           7,949,000             7,359,000

Commitments and contingencies

Shareholders' equity:
   Shareholders' investment..............................................          77,136,000            75,291,000
   Accumulated other comprehensive income................................           3,219,000             2,430,000
                                                                             ----------------       ---------------
      Total shareholders' equity.........................................          80,355,000            77,721,000
                                                                             ----------------       ---------------
                                                                             $    110,144,000       $   108,259,000
                                                                             ================       ===============



               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)

                       KANEB SERVICES LLC (PARENT COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2004              2003              2002
                                                                 ---------------   --------------    --------------
Operating activities:
   Net income ...............................................    $    24,352,000   $   33,083,000    $   47,228,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Equity in earnings of subsidiaries, net of
           distributions....................................          (1,254,000)     (11,939,000)      (29,958,000)
        Other ...............................................            475,000             -                -
        Cumulative effect of change in accounting principle..               -             313,000             -
        Changes in current assets and liabilities............            935,000          698,000           (38,000)
                                                                 ---------------   --------------   ---------------
           Net cash provided by operating activities.........         24,508,000       22,155,000        17,232,000
                                                                 ---------------   --------------   ---------------
Investing activities:
   Changes in other assets...................................            111,000          110,000           911,000
                                                                 ---------------   --------------   ---------------
           Net cash provided by investing activities.........            111,000          110,000           911,000
                                                                 ---------------   --------------   ---------------
Financing activities:
   Issuance of debt..........................................              -                 -           10,000,000
   Payments of debt..........................................         (2,500,000)      (2,625,000)            -
   Distributions to shareholders.............................        (22,860,000)     (20,473,000)      (18,351,000)
   Changes in long-term payables and other liabilities.......            590,000          518,000       (10,114,000)
   Issuance of common shares upon exercise of options........            111,000          164,000           648,000
                                                                 ---------------   --------------   ---------------
        Net cash used in financing activities................        (24,659,000)     (22,416,000)      (17,817,000)
                                                                 ---------------   --------------   ---------------

Increase (decrease) in cash and cash equivalents.............            (40,000)        (151,000)          326,000

Cash and cash equivalents at beginning of period.............          1,544,000        1,695,000         1,369,000
                                                                 ---------------   --------------   ---------------
Cash and cash equivalents at end of period...................    $     1,504,000   $    1,544,000   $     1,695,000
                                                                 ===============   ==============   ===============


               See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                     Schedule II


                               KANEB SERVICES LLC
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                                    Additions
                                                          -----------------------------
                                         Balance at       Charged to         Charged to                     Balance at
                                        Beginning of       Costs and           Other                           End of
                                          Period           Expenses           Accounts       Deductions        Period
                                       -------------     ------------     --------------    ----------      -----------
ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2004:
   For doubtful receivables
     classified as current assets...   $       3,777      $       990     $        -        $  (2,512)(b)   $    2,255
                                       =============      ===========     =============     =========       ==========
Year Ended December 31, 2003:
   For doubtful receivables
     classified as current assets...   $       3,724      $       526     $        -        $    (473)(b)   $    3,777
                                       =============      ===========     =============     =========       ==========
Year Ended December 31, 2002:
   For doubtful receivables
     classified as current assets...   $         653      $     2,509     $         841(a)  $    (279)(b)   $    3,724
                                       =============      ===========     =============     =========       ==========


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

                                    KANEB SERVICES LLC



                                    By:        //s//  JOHN R. BARNES
                                        ---------------------------------------
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        Date: March 16, 2005


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Services LLC and in the capacities with Kaneb Services LLC and on the date indicated.

      Signature                                                       Title                      Date
---------------------------------------                        -----------------------        ---------------

Principal Executive Officer
        //s//  JOHN R. BARNES                                  Chairman of the Board         March 16, 2005
----------------------------------------                       and Chief Executive Officer

Principal Accounting Officer
     //s//  HOWARD C. WADSWORTH                                Vice President, Treasurer     March 16, 2005
----------------------------------------                       and Secretary


Directors

         //s//  SANGWOO AHN                                    Director                      March 16, 2005
----------------------------------------


       //s//  MURRAY R. BILES                                  Director                      March 16, 2005
----------------------------------------


        //s//  FRANK M. BURKE                                  Director                      March 16, 2005
----------------------------------------


       //s//  CHARLES R. COX                                   Director                      March 16, 2005
----------------------------------------


         //s//  HANS KESSLER                                   Director                      March 16, 2005
----------------------------------------


       //s//  JAMES R. WHATLEY                                 Director                      March 16, 2005
----------------------------------------


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


Date:  March 16, 2005




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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


Date: March 16, 2005


                                          //s//  HOWARD C. WADSWORTH
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Chief Financial Officer

                                                                    Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, being the Chief Executive Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-K. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    March 16, 2005



                                          //s//  JOHN R. BARNES
                                        ----------------------------------------
                                        John R. Barnes
                                        President and Chief Executive Officer

                                                                    Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned, being the Chief Financial Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-K. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    March 16, 2005



                                      //s//  HOWARD C. WADSWORTH
                                    --------------------------------------------
                                    Howard C. Wadsworth
                                    Vice President, Treasurer and Secretary
                                    (Chief Financial Officer)

                                                                      Exhibit 23



            Consent of Independent Registered Public Accounting Firm




The Board of Directors
Kaneb Services LLC:


     We consent to the incorporation by reference in the registration statement (No. 333-65404) on Form S-8 of Kaneb Services LLC of our reports dated March 11, 2005, with respect to the consolidated balance sheets of Kaneb Services LLC and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, the related financial statement schedules, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appear in the December 31, 2004 annual report on Form 10-K of Kaneb Services LLC. Our report on the consolidated financial statements refers to a change in accounting for asset retirement obligations in 2003.



                                        KPMG LLP


Dallas, Texas
March 16, 2005