Form 10-Q
period 2005-03-31
KANEB SERVICES LLC
filed 2005-05-10
CIK 1137154

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

                  For the Quarterly Period Ended March 31, 2005

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

Class of Common Shares                             Outstanding at April 29, 2005
     No par value                                       11,697,353 shares



--------------------------------------------------------------------------------

KANEB SERVICES LLC  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2005
--------------------------------------------------------------------------------

                                                                                                         Page No.
                         Part I. Financial Information
Item 1   (a) (1). Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three Months Ended
                      March 31, 2005 and 2004                                                                1

                  Condensed Consolidated Balance Sheets - March 31, 2005
                      and December 31, 2004                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2005 and 2004                                                   3

                  Notes to Consolidated Financial Statements                                                 4

         (a) (2). Financial Statement Schedules (Unaudited)

                  Schedule I - Kaneb Services LLC (Parent Company)
                      Condensed Financial Statements:

                         Statements of Income - Three Months Ended
                              March 31, 2005 and 2004                                                       14

                         Balance Sheets - March 31, 2005 and December 31, 2004                              15

                         Statements of Cash Flows - Three Months Ended
                             March 31, 2005 and 2004                                                        16

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         17

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 28

Item 4.           Controls and Procedures                                                                   28


                         Part II.  Other Information

Item 6.           Exhibits                                                                                  29


KANEB SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2005           2004
                                                                                       ------------   -------------
Revenues:
    Services                                                                           $     99,222   $      90,698
    Products                                                                                191,804         142,481
                                                                                       ------------   -------------
        Total revenues                                                                      291,026         233,179
                                                                                       ------------   -------------
Costs and expenses:
    Cost of products sold                                                                   182,997         136,431
    Operating costs                                                                          46,622          43,424
    Depreciation and amortization                                                            14,838          13,907
    General and administrative                                                               11,398           6,502
                                                                                       ------------   -------------
        Total costs and expenses                                                            255,855         200,264
                                                                                       ------------   -------------
Operating income                                                                             35,171          32,915
Interest and other income                                                                       206              32
Interest expense                                                                            (11,348)        (10,629)
                                                                                       ------------   -------------
Income before income taxes and interest of outside non-controlling
    partners in KPP's net income                                                             24,029          22,318
Income tax expense                                                                           (1,526)         (1,163)
Interest of outside non-controlling partners in KPP's net income                            (15,854)        (15,160)
                                                                                       ------------   -------------
Net income                                                                             $      6,649   $       5,995
                                                                                       ============   =============
Earnings per share:
    Basic                                                                              $       0.56   $        0.51
                                                                                       ============   =============
    Diluted                                                                            $       0.55   $        0.50
                                                                                       ============   =============


                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES LLC AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                               March 31,           December 31,
                                                                                 2005                  2004
                                                                           ---------------       ----------------
                                                                              (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        42,432       $        38,415
    Accounts receivable                                                             88,900                85,976
    Inventories                                                                     17,172                25,448
    Prepaid expenses and other                                                       9,840                12,614
                                                                           ---------------       ---------------
        Total current assets                                                       158,344               162,453
                                                                           ---------------       ---------------
Property and equipment                                                           1,459,551             1,451,176
Less accumulated depreciation                                                      316,722               302,564
                                                                           ---------------       ---------------
    Net property and equipment                                                   1,142,829             1,148,612
                                                                           ---------------       ---------------
Investment in affiliates                                                            26,751                25,939

Excess of cost over fair value of net assets of
    acquired business and other assets                                              19,043                19,884
                                                                           ---------------       ---------------
                                                                           $     1,346,967       $     1,356,888
                                                                           ===============       ===============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $        53,102       $        54,280
    Accrued expenses                                                                41,129                46,993
    Accrued interest payable                                                         8,648                 9,374
    Accrued distributions payable to shareholders                                    5,848                 5,801
    Accrued distributions payable to outside non-controlling
        partners in KPP                                                             19,863                19,863
                                                                           ---------------       ---------------
        Total current liabilities                                                  128,590               136,311
                                                                           ---------------       ---------------
Long-term debt                                                                     692,129               688,985

Other liabilities and deferred taxes                                                50,902                53,520

Interest of outside non-controlling partners in KPP                                393,111               397,717

Commitments and contingencies

Shareholders' equity                                                                82,235                80,355
                                                                           ---------------       ---------------
                                                                           $     1,346,967       $     1,356,888
                                                                           ===============       ===============



                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2005           2004
                                                                                       ------------   -------------
Operating activities:
    Net income                                                                         $      6,649   $       5,995
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                     14,838          13,907
           Equity in earnings of affiliates, net of distributions                              (812)         (1,638)
           Interest of outside non-controlling partners in
               KPP's net income                                                              15,854          15,160
           Deferred income taxes                                                                558             (53)
           Changes in working capital components                                             (1,931)         (6,520)
                                                                                       ------------   -------------
               Net cash provided by operating activities                                     35,156          26,851
                                                                                       ------------   -------------
Investing activities:
    Capital expenditures                                                                     (8,743)         (7,347)
    Other                                                                                      (887)           (932)
                                                                                       ------------   -------------
               Net cash used in investing activities                                         (9,630)         (8,279)
                                                                                       ------------   -------------
Financing activities:
    Issuance of debt                                                                          4,080           4,196
    Distributions to shareholders                                                            (5,801)         (5,567)
    Distributions to outside non-controlling
        partners in KPP                                                                     (19,863)        (19,507)
    Other                                                                                        75             (52)
                                                                                       ------------   -------------
               Net cash used in financing activities                                        (21,509)        (20,930)
                                                                                       ------------   -------------
Increase (decrease) in cash and cash equivalents                                              4,017          (2,358)
Cash and cash equivalents at beginning of period                                             38,415          43,457
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     42,432   $      41,099
                                                                                       ============   =============
Supplemental cash flow information - cash paid for interest                            $     11,794   $      10,954
                                                                                       ============   =============


                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES LLC AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements reflect the results of operations of Kaneb Services LLC (the "Company"), its wholly-owned subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 18% limited partner interest as of March 31, 2005. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed  consolidated  financial  statements of the Company for the three month periods ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2005, and the consolidated results of their operations and cash flows for the periods ended March 31, 2005 and 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     In December of 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006. The impact of adoption on the Company's consolidated financial statements is still being evaluated.

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company currently applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Company also applies the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure" as if the fair-value-based method had been applied in measuring compensation expense. The Black-Scholes option pricing model has been used to estimate the fair value of stock options issued.

     The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005               2004
                                                                                -------------       ------------
                                                                                         (in thousands)
      Reported net income                                                       $       6,649       $      5,995

      Share-based employee compensation expense determined
        under the fair value based method                                                 (63)               (21)
                                                                                -------------       ------------
      Pro forma net income                                                      $       6,586       $      5,974
                                                                                =============       ============
      Earning per share:
        Basic - as reported                                                     $        0.56      $        0.51
                                                                                =============      =============
        Basic - pro forma                                                       $        0.55      $        0.51
                                                                                =============      =============
        Diluted - as reported                                                   $        0.55      $        0.50
                                                                                =============      =============
        Diluted - pro forma                                                     $        0.54      $        0.50
                                                                                =============      =============


2.   VALERO L.P. MERGER AGREEMENT

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


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2005 and 2004, is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005               2004
                                                                                -------------       ------------
                                                                                         (in thousands)
     Net income                                                                 $       6,649      $        5,995
     Foreign currency translation adjustment                                             (153)                (49)
     KPP interest rate hedging transaction                                                  6                   9
                                                                                -------------      --------------
     Comprehensive income                                                       $       6,502      $        5,955
                                                                                =============      ==============


     Accumulated other comprehensive income aggregated $3.1 million and $3.2 million at March 31, 2005 and December 31, 2004, respectively.


4.   CASH DISTRIBUTIONS

     The Company makes quarterly distributions of 100% of its available cash, as defined in its limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. A cash distribution of $0.495 per share with respect to the fourth quarter of 2004 was paid on February 14, 2005. A cash distribution of $0.495 per share with respect to the first quarter of 2005 was declared to holders of record on April 30, 2005 and will be paid on May 13, 2005.


5.   EARNINGS PER SHARE

     Earnings per share for the three months ended March 31, 2005 and 2004, is calculated using the Company's basic and diluted weighted average shares outstanding for the period. For the three months ended March 31, 2005 and 2004, basic weighted average shares outstanding were 11,872,000 and 11,667,000, respectively, and diluted weighted average shares outstanding were 12,123,000 and 11,921,000, respectively.


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

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. In June of 2004, the DOT issued a final order reducing the penalty to $256,250 jointly against ST Services and PEPCO and $74,000 against ST Services. On September 14, 2004, ST Services petitioned for reconsideration of the order which was subsequently denied.

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

     Also, on June 16, 2003, Dyno Nobel Inc. ("Dyno") filed a complaint with the STB challenging the 2003 rate increase on the basis that (i) the rate increase constitutes a violation of a contract rate, (ii) rates are discriminatory and (iii) the rates exceed permitted levels. Dyno also intervened in the CFI proceeding described above. Unlike CFI, Dyno's rates are not subject to a rate prescription. As of March 31, 2005, Dyno would be entitled to approximately $2.7 million in rate refunds, should it be successful. KPP believes, however, that Dyno's claims are without merit.

     The Company, primarily through its interest in KPP, has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.


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

     The Company measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005               2004
                                                                                -------------       ------------
                                                                                         (in thousands)
     Business segment revenues:
        Pipeline operations                                                     $      30,092      $       27,903
        Terminaling operations                                                         69,130              62,795
        Product marketing operations                                                  191,804             142,481
                                                                                -------------      --------------
                                                                                $     291,026      $      233,179
                                                                                =============      ==============
     Business segment profit:
        Pipeline operations                                                     $      11,737      $       11,210
        Terminaling operations                                                         18,727              18,484
        Product marketing operations                                                    5,567               3,754
        General corporate                                                                (860)               (533)
                                                                                -------------      --------------
            Operating income                                                           35,171              32,915
        Interest and other income                                                         206                  32
        Interest expense                                                              (11,348)            (10,629)
                                                                                -------------      --------------
        Income before income taxes and interest of outside
            non-controlling partners in KPP's net income                        $      24,029      $       22,318
                                                                                =============      ==============

                                                                                  March 31,         December 31,
                                                                                    2005                2004
                                                                                -------------      -------------
                                                                                         (in thousands)
     Total assets:
        Pipeline operations                                                     $     353,781      $     351,195
        Terminaling operations                                                        895,500            917,966
        Product marketing operations                                                   93,934             83,404
        General corporate                                                               3,752              4,323
                                                                                -------------      -------------
                                                                                $   1,346,967      $   1,356,888
                                                                                =============      =============



8.   RECENT ACCOUNTING PRONOUNCEMENT

     In March of 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Retirement Obligations" ("FIN 47"), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN 47 must be adopted by the Company by the end of fiscal 2005. The impact of adoption on the Company's consolidated financial statements is still being evaluated.

                                                                      Schedule I

KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------



                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                           2005           2004
                                                                                      -------------   -------------
General and administrative expenses                                                   $        (822)   $       (441)
Interest expense                                                                               (179)           (137)
Interest and other income                                                                      -                  1
Equity in earnings of subsidiaries                                                            7,650           6,572
                                                                                      -------------    ------------
Net income                                                                            $       6,649    $      5,995
                                                                                      =============    ============

Earnings per share:
    Basic                                                                             $        0.56    $       0.51
                                                                                      =============    ============
    Diluted                                                                           $        0.55    $       0.50
                                                                                      =============    ============




              See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)

KANEB SERVICES LLC (PARENT COMPANY)


CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2005                    2004
                                                                          ---------------          -------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        2,057          $       1,504
    Prepaid expenses and other                                                        115                    141
                                                                           --------------          -------------
        Total current assets                                                        2,172                  1,645
                                                                           --------------          -------------
Investments in and advances to subsidiaries                                       107,678                108,112

Other assets                                                                          359                    387
                                                                           --------------          -------------
                                                                           $      110,209          $     110,144
                                                                           ==============          =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                                       $        1,573          $       2,039
    Accrued distributions payable to shareholders                                   5,848                  5,801
                                                                           --------------          -------------
        Total current liabilities                                                   7,421                  7,840
                                                                           --------------          -------------

Long-term debt                                                                     14,000                 14,000

Long-term payables and other liabilities                                            6,553                  7,949

Commitments and contingencies

Shareholders' equity                                                               82,235                 80,355
                                                                           --------------          -------------
                                                                           $      110,209          $     110,144
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




              See "Notes to Consolidated Financial Statements" of
                   Kaneb Services LLC included in this report.

                                                                      Schedule I
                                                                     (Continued)


KANEB SERVICES LLC (PARENT COMPANY)

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                           2005           2004
                                                                                      ------------     ------------
Operating activities:
    Net income                                                                        $      6,649     $      5,995
    Adjustments to reconcile net income to net cash provided
        by operating activities:
           Equity in earnings of subsidiaries, net of distributions                            281             (250)
           Other                                                                               264            -
           Changes in current assets and liabilities                                          (440)            (455)
                                                                                      ------------     ------------
               Net cash provided by operating activities                                     6,754            5,290
                                                                                      ------------     ------------
Investing activities:
    Changes in other assets                                                                     34               27
                                                                                      ------------     ------------
               Net cash provided by investing activities                                        34               27
                                                                                      ------------     ------------
Financing activities:
    Distributions to shareholders                                                           (5,801)          (5,567)
    Changes in long-term payables and other liabilities                                       (509)              53
    Other                                                                                       75              (52)
                                                                                      ------------     ------------
               Net cash used in financing activities                                        (6,235)          (5,566)
                                                                                      ------------     ------------

Increase (decrease) in cash and cash equivalents                                               553             (249)

Cash and cash equivalents at beginning of period                                             1,504            1,544
                                                                                      ------------     ------------
Cash and cash equivalents at end of period                                            $      2,057     $      1,295
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

     Overview

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of the Company, formed KPP to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of KPP through its general partner interest and an 18% (at March 31, 2005) limited partner interest. KPP operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which KPP holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of KPP and a 1% interest as general partner of KPOP.

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

     KPP's petroleum pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming and Minnesota. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments, with the Federal Energy Regulatory Commission (the "FERC"), or, in the case of intrastate shipments, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The petroleum pipelines primarily transport gasoline, diesel oil, fuel oil and propane. Substantially all of the petroleum pipeline operations constitute common carrier operations that are subject to federal or state tariff regulations. KPP also owns an approximately 2,000-mile anhydrous ammonia pipeline system acquired from Koch Pipeline Company, L.P. in November of 2002. The fertilizer pipeline originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. KPP's petroleum pipeline business depends on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refineries and marketers having access to the pipelines to supply such demand by deliveries through the pipelines. KPP's pipeline revenues are based on volumes shipped and the distance over which such volumes are transported.

     KPP's terminaling business is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. In the United States, ST Services operates 41 facilities in 20 states. ST Services also owns and operates seven terminals located in the United Kingdom and eight terminals in Australia and New Zealand. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids, from petroleum products to specialty chemicals to edible liquids. Statia, acquired in 2002, owns a terminal on the Island of St. Eustatius, Netherlands Antilles, and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

     KPL owns a petroleum product marketing business, which provides wholesale motor fuel marketing services in the Great Lakes and Rocky Mountain regions of the United States. KPP's product sales business delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial customers at those locations. In the bunkering business, KPP competes with ports offering bunker fuels along the route of the vessel. Vessel owners or charterers are charged berthing and other fees for associated services such as pilotage, tug assistance, line handling, launch service and emergency response services.

     Consolidated Results of Operations

                                                                                       Three Months Ended
                                                                                              March 31,
                                                                                -----------------------------
                                                                                     2005             2004
                                                                                ------------     ------------
                                                                                      (in thousands, except
                                                                                        per share amounts)
     Consolidated revenues                                                      $   291,026      $    233,179
                                                                                ===========      ============
     Consolidated operating income                                              $    35,171      $     32,915
                                                                                ===========      ============
     Consolidated net income                                                    $     6,649      $      5,995
                                                                                ===========      ============
     Earnings per share:
        Basic                                                                   $      0.56      $       0.51
                                                                                ===========      ============
        Diluted                                                                 $      0.55      $       0.50
                                                                                ===========      ============
     Cash distributions declared per share                                      $     0.495      $      0.475
                                                                                ===========      ============
     Consolidated capital expenditures, excluding acquisitions                  $     8,743      $      7,347
                                                                                ===========      ============

     For the three months ended March 31, 2005, consolidated revenues increased by $57.8 million, or 25%, when compared to the first quarter of 2004, due to a $49.3 million increase in product marketing revenues (see "Product Marketing Services" below), a $6.3 million increase in terminaling business revenues (see "Terminaling Operations" below), and a $2.2 million increase in pipeline revenues (see "Pipeline Operations" below). Consolidated operating income for the three months ended March 31, 2005 increased by $2.3 million, or 7%, when compared to the same period in 2004, due primarily to a $1.8 million increase in product marketing operating income, a $0.5 million increase in pipeline operating income, and a $0.3 million increase in terminaling operating income. Consolidated operating income for the three months ended March 31, 2005 includes $2.4 million of costs associated with the Valero L.P. merger agreement. Overall, consolidated net income for the three months ended March 31, 2005 increased by $0.7 million, or 11%, when compared to the three months ended March 31, 2004.

     Pipeline Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005               2004
                                                                                -------------       ------------
                                                                                         (in thousands)
     Revenues                                                                   $      30,092      $       27,903
     Operating costs                                                                   11,499              11,487
     Depreciation and amortization                                                      3,792               3,599
     General and administrative                                                         3,064               1,607
                                                                                -------------      --------------
        Operating income                                                        $      11,737      $       11,210
                                                                                =============      ==============


     The Partnership's pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or the STB, the pipelines compete primarily on the basis of quality of service, including delivery of products at convenient locations on a timely basis to meet the needs of their customers. For the three month period ended March 31, 2005, revenues increased by $2.2 million, or 8%, when compared to the first quarter of 2004, due to increases in barrel miles of petroleum products shipped on petroleum pipelines and increases in the average price received per barrel mile shipped. Barrel miles on petroleum pipelines totaled 5.2 billion and 5.1 billion for the three months ended March 31, 2005 and 2004, respectively. Total volumes shipped on the anhydrous ammonia pipeline aggregated 297 thousand tons for each of the three month periods ended March 31, 2005 and 2004.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, was flat for the three month period ended March 31, 2005, when compared to the first quarter of 2004. For the three months ended March 31, 2005, depreciation and amortization increased by $0.2 million, when compared to the same 2004 period, due primarily to routine maintenance capital expenditures. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs, increased by $1.5 million for the three month period ended March 31, 2005, when compared to the first quarter of 2004, due primarily to costs associated with the Valero L.P. merger agreement and increases in personnel-related costs. Terminaling Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005               2004
                                                                                -------------       ------------
                                                                                         (in thousands)
     Revenues                                                                   $      69,130      $       62,795
     Operating costs                                                                   33,360              30,343
     Depreciation and amortization                                                     10,824              10,084
     General and administrative                                                         6,219               3,884
                                                                                -------------      --------------
        Operating income                                                        $      18,727      $       18,484
                                                                                =============      ==============


     For the three month period ended March 31, 2005, terminaling revenues increased by $6.3 million, or 10%, when compared to the three month period ended March 31, 2004, due to increases in both the average tankage utilized and the average price realized per barrel of tankage utilized. Average tankage utilized for the three month period ended March 31, 2005 was 50.5 million barrels, compared to 48.2 million barrels for the same prior year period. For the three month period ended March 31, 2005, average annualized revenues per barrel of tankage utilized increased to $5.55 per barrel, compared to $5.24 per barrel for the same prior year period, due primarily to favorable domestic and foreign market conditions.

     For the three month period ended March 31, 2005, operating costs increased by $3.0 million, when compared to the same 2004 period, a result of overall increases in tank utilization and planned maintenance. For the three months ended March 31, 2005, depreciation and amortization increased by $0.7 million, when compared to the first quarter of 2004, due to KPP terminal acquisitions in 2004 and routine maintenance capital expenditures. General and administrative costs increased by $2.3 million for the three months ended March 31, 2005, when compared to the first quarter of 2004, due primarily to costs associated with the Valero L.P. merger agreement and increases in personnel-related costs.


     Product Marketing Services

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005               2004
                                                                                -------------       ------------
                                                                                         (in thousands)
     Revenues                                                                   $     191,804      $      142,481
     Cost of products sold                                                            182,997             136,431
                                                                                -------------      --------------
     Gross margin                                                               $       8,807      $        6,050
                                                                                =============      ==============
        Operating income                                                        $       5,567      $        3,754
                                                                                =============      ==============


     For the three month period ended March 31, 2005, revenues for the product marketing services business increased by $49.3 million, or 35%, when compared to the same 2004 period, due to increases in volumes sold and an overall increase in the average sales price realized. Gallons sold totaled 183 million and 162 million, for the three months ended March 31, 2005 and 2004, respectively. For the three month period ended March 31, 2005, the average price realized per gallon of product sold increased to $1.05 per gallon, compared to $0.86 per gallon for the same 2004 period. For the three months ended March 31, 2005, gross margin and operating income increased by $2.8 million and $1.8 million, respectively, when compared to the same 2004 period, due to the increase in volumes sold and favorable variations in prices resulting from the timing of purchases and sales. Product inventories are maintained at minimum levels to meet customers' needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.

     Interest Expense

     For the three months ended March 31, 2005, interest expense increased by $0.7 million when compared to the same 2004 period, due to overall increases in KPP debt levels resulting from KPP terminal acquisitions in 2004 and increases in interest rates on variable rate debt.

     Income Taxes

     KPP's partnership operations are not subject to federal or state income taxes. However, certain KPP operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $1.5 million and $1.2 million for the three month periods ended March 31, 2005 and 2004, respectively.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement requires a subsidiary of KPP, which was acquired with Statia in 2002, to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.

     Liquidity and Capital Resources

     Cash provided by operations, including the operations of KPP, was $35.2 million and $26.9 million for the three months ended March 31, 2005 and 2004, respectively. The first quarter 2005 increase was due primarily to overall increases in consolidated revenues and operating income and changes in working capital components resulting from the timing of cash receipts and disbursements, when compared to the first quarter of 2004.

     Capital expenditures (related primarily to KPP) were $8.7 million for the three months ended March 31, 2005, compared to $7.3 million during the same 2004 period. Such expenditures included $7.3 million and $5.7 million in maintenance and environmental expenditures and $1.4 million and $1.6 million in expansion expenditures for the three months ended March 31, 2005 and 2004, respectively. The increase in first quarter 2005 capital expenditures, when compared to the same 2004 period, was primarily the result of increases in planned maintenance capital expenditures related to KPP's terminaling business. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected to be, significant. KPP anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 to $44 million in 2005. Such future expenditures of KPP, however, will depend on many factors beyond KPP's control, including, without limitation, demand for refined petroleum products and terminaling services in KPP's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year, or thereafter, or that KPP will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Company makes quarterly distributions of 100% of its available cash, as defined in its limited liability company agreement, to common shareholders of record on the applicable record date, within 45 days after the end of each quarter. Available cash consists generally of all the cash receipts of the Company, less all cash disbursements and reserves. Excess cash flow of the Company's wholly-owned marketing operations is being used to reduce working capital borrowings. A cash distribution of $0.495 per share with respect to the fourth quarter of 2004 was paid on February 14, 2005. A cash distribution of $0.495 per share with respect to the first quarter of 2005 was declared to holders of record on April 30, 2005, and will be paid on May 13, 2005.

     KPP expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional KPP bank borrowings and/or future KPP public equity or debt offerings.

     The Company has a credit agreement with a bank that provides for a $50 million revolving credit facility through July 1, 2008. The credit facility, which bears interest at variable rates, has a variable rate commitment fee on unused amounts and contains certain financial and operational covenants. At March 31, 2005, the Company was in compliance with all covenants. The credit facility is secured by 4.6 million KPP limited partnership units. At March 31, 2005, $14.0 million was drawn on the credit facility.

     KPP has a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between KPP and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility is without recourse to the Company and contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to the Company or to other partners. At March 31, 2005, KPP was in compliance with all covenants. At March 31, 2005, $95.7 million was outstanding under the credit agreement.

     In May of 2003, KPP issued $250 million of 5.875% senior unsecured notes due June 1, 2013. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company and other partners. At March 31, 2005, KPP was in compliance with all covenants.

     In February of 2002, KPP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes, which are without recourse to the Company, are redeemable, as a whole or in part, at the option of KPP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to the Company or to other partners. At March 31, 2005, KPP was in compliance with all covenants.

     The following is a schedule by period of the Company's, including KPP's, debt repayment obligations and material contractual commitments as of March 31, 2005:

                                                         Less than                                        After
                                            Total         1 year        1 -3 years    4 -5 years         5 years
                                          ----------   ------------     -----------  ------------    ---------------
                                                                    (in thousands)
     Debt:
       Revolving credit facility          $   14,000   $      -         $    -       $     14,000    $      -
       Revolving credit facility
          of subsidiary                        7,113          -              -              7,113           -
       KPP revolving credit facility          95,669          -              95,669         -               -
       KPP 7.75% senior unsecured
          notes                              250,000          -              -              -               250,000
       KPP 5.875% senior unsecured
          notes                              250,000          -              -              -               250,000
       Other KPP bank debt                    75,347          -              75,347         -               -
                                          ----------   ------------     -----------  ------------    --------------
          Debt subtotal                      692,129          -             171,016        21,113           500,000
                                          ----------   ------------     -----------  ------------    --------------
     Contractual commitments -
       Operating leases                       66,858         11,482          17,164        13,899            24,313
                                          ----------   ------------     -----------  ------------    --------------
          Total                           $  758,987   $     11,482     $   188,180  $     35,012    $      524,313
                                          ==========   ============     ===========  ============    ==============

     Additional information relative to sources and uses of cash is presented in the consolidated financial statements included in this report.

     Off-Balance Sheet Transactions

     The Company was not a party to any off-balance sheet transactions at March 31, 2005, or for the three month periods ended March 31, 2005 and 2004.

     Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are presented in the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     The carrying value of KPP's property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis for determining if impairment exists under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets". To the extent that impairment is indicated to exist, an impairment loss is recognized by KPP under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of KPP for the three month periods ended March 31, 2005 and 2004. However, future evaluations of carrying value are dependent on many factors, several of which are out of KPP's control, including demand for refined petroleum products and terminaling services in KPP's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of KPP.

     KPP environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded by KPP when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or KPP's commitment to a formal plan of action. The application of KPP's environmental accounting policies did not have a material impact on the results of operations of KPP for the three month periods ended March 31, 2005 and 2004. Although KPP believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of KPP.

     Recent Accounting Pronouncements

     In December of 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006. The impact of adoption on the Company's consolidated financial statements is still being evaluated.

     In March of 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Retirement Obligations" ("FIN 47"), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN 47 must be adopted by the Company by the end of fiscal 2005. The impact of adoption on the Company's consolidated financial statements is still being evaluated

KANEB SERVICES LLC AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks pursuant to this Item (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's and KPP's debt and investment portfolios and fluctuations in petroleum product prices on inventories held for sale.

     The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $151.9 million (including KPP's debt) at March 31, 2005, a one percent increase in interest rates would increase annual net interest expense by approximately $1.5 million.

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


Item 4. Controls and Procedures

     The Company's principal executive officer and principal financial officer, after evaluating as of March 31, 2005, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     During the first quarter of 2005, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.



                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KANEB SERVICES LLC
                                    (Registrant)


Date:   May 10, 2005                   //s//  HOWARD C. WADSWORTH
                                    --------------------------------------------
                                    Howard C. Wadsworth
                                    Vice President, Treasurer and Secretary
                                    (Principal Financial Officer and
                                    Duly Authorized Officer)

                                                                    Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John R. Barnes, Chief Executive Officer of Kaneb Services LLC, certify that:

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

Date:  May 10, 2005




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


I, Howard C. Wadsworth, Chief Financial Officer of Kaneb Services LLC, certify that:

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

Date:  May 10, 2005



                                             //s//  HOWARD C. WADSWORTH
                                          --------------------------------------
                                          Howard C. Wadsworth
                                          Chief Financial Officer

                                                                    Exhibit 32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Executive Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    May 10, 2005



                                               //s//  JOHN R. BARNES
                                           -------------------------------------
                                           John R. Barnes
                                           President and Chief Executive Officer

                                                                    Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Financial Officer of Kaneb Services LLC (the "Company"), hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Services LLC and will be retained by Kaneb Services LLC and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    May 10, 2005



                                             //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)